Form 10-Q
period 1999-06-30
LIQUID AUDIO INC
filed 1999-08-13
CIK 1016613

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _____________________.

                  Commission File Number: _________________

                             LIQUID AUDIO, INC.

           (Exact name of registrant as specified in its charter)


          Delaware                                                77-0421089
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  810 Winslow Street, Redwood City, CA                             94063
-----------------------------------------                    -------------------
(Address of  principal executive offices)                        (Zip Code)


                               (650) 549-2000
       ---------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.     Yes   X  No
                                   ---      ---

As of July 31, 1999, there were 18,850,439 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION....................................................................3

 ITEM 1. FINANCIAL STATEMENTS....................................................................3
         Condensed Balance Sheet as of June 30, 1999 and December 31, 1998
         Condensed Statement of Operations for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998
         Condensed Statement of Cash Flows for the six months ended June 30, 1999 and 1998
         Notes To Condensed Financial Statements
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...................................................................11
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................33

PART II. OTHER INFORMATION.......................................................................33

 ITEM 1. LEGAL PROCEEDINGS.......................................................................33
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................34
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.........................................................34
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................34
 ITEM 5. OTHER INFORMATION.......................................................................36
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................36

SIGNATURES.......................................................................................37

INDEX TO EXHIBITS FOR FORM 10-Q..................................................................38

 EXHIBIT 27.1....................................................................................39

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                               LIQUID AUDIO, INC.
                            CONDENSED BALANCE SHEET
                  (in thousands, except share data; unaudited)

                                                         June 30,           December 31,
                                                           1999                 1998
                                                     ---------------      ----------------
Assets
Current assets:
  Cash and cash equivalents.........................     $ 10,900              $ 14,143
  Short-term investments............................        1,011                 3,001
  Accounts receivable, net..........................           81                   376
  Receivables from strategic related partners.......           30                   615
  Other current assets..............................          952                   314
                                                      -----------           -----------
     Total current assets...........................       12,974                18,449
                                                      -----------           -----------
Property and equipment, net.........................        2,173                 1,507
Other assets........................................           90                    70

       Total assets.................................     $ 15,237              $ 20,026
                                                      ===========           ===========

Liabilities, mandatorily redeemable convertible preferred stock and warrants and stockholders' deficit

Current liabilities:
  Accounts payable..................................     $  1,348              $    802
  Accrued expenses and other current liabilities....        1,922                   932
  Deferred revenue..................................        1,859                 1,177
  Capital lease obligations, current portion........          182                   197
  Equipment loan, current portion...................          589                   281
                                                      -----------           -----------
     Total current liabilities......................        5,900                 3,389
                                                      -----------           -----------
Capital lease obligations, non-current portion......          258                   330
Equipment loan, non-current portion.................        1,026                   639
Note payable to strategic related partner...........          372                    --
                                                      -----------           -----------
       Total liabilities............................        7,556                 4,358
                                                      -----------           -----------
Series A, B and C mandatorily redeemable
  convertible preferred stock and warrants..........       29,801                29,801
                                                      -----------           -----------

Stockholders' deficit:
  Common stock......................................            4                     4
  Additional paid-in capital........................        5,889                 3,917
  Unearned compensation.............................       (1,779)               (2,035)
  Accumulated deficit...............................      (26,234)              (16,019)
                                                      -----------           -----------
       Total stockholders' deficit..................      (22,120)              (14,133)
                                                      -----------           -----------
       Total liabilities, mandatorily redeemable
          convertible preferred stock and warrants
          and stockholders' deficit.................     $ 15,237              $ 20,026
                                                      ===========           ===========

           See accompanying notes to condensed financial statements

                               LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                         Three Months Ended                          Six Months Ended
                                               -------------------------------------      -------------------------------------
                                                              June 30,                                   June 30,
                                               -------------------------------------      -------------------------------------
                                                     1999                 1998                  1999                 1998
                                               ----------------     ----------------      ----------------     ----------------
Net revenues:
 License......................................          $   394              $   242              $    653             $    434
 Services.....................................              101                   33                   190                   65
 Business development--strategic related
 partners.....................................              250                  225                   433                  225
                                                  -------------        -------------         -------------        -------------
       Total net revenues.....................              745                  500                 1,276                  724
                                                  -------------        -------------         -------------        -------------
Cost of net revenues:
 License......................................               52                   63                   100                  112
 Services.....................................              172                   47                   325                  100
                                                  -------------        -------------         -------------        -------------
       Total cost of net revenues.............              224                  110                   425                  212
                                                  -------------        -------------         -------------        -------------
Gross profit..................................              521                  390                   851                  512

Operating expenses:
 Sales and marketing..........................            1,860                1,002                 3,979                1,789
 Research and development.....................            2,638                  863                 4,198                1,638
 General and administrative...................              498                  329                 1,000                  607
 Strategic marketing--equity instruments......            1,364                   --                 1,364                   --
 Stock compensation expense...................              364                  284                   789                  543
                                                  -------------        -------------         -------------        -------------
       Total operating expenses...............            6,724                2,478                11,330                4,577
                                                  -------------        -------------         -------------        -------------
Loss from operations                                     (6,203)              (2,088)              (10,479)              (4,065)
Interest and other income (expense), net......              131                  (45)                  264                  (53)
                                                  -------------        -------------         -------------        -------------
 Net loss.....................................          $(6,072)             $(2,133)             $(10,215)            $ (4,118)
                                                  =============        =============         =============        =============

Net loss per share:
 Basic and diluted............................           $(1.89)              $(0.94)               $(3.28)              $(1.93)
                                                  =============        =============         =============        =============
 Weighted average shares......................            3,213                2,269                 3,114                2,134
                                                  =============        =============         =============        =============

Pro forma net loss per share:
 Basic and diluted............................           $(0.47)                                    $(0.79)
                                                  =============                              =============

Shares used in pro forma
  per share calculation.......................           12,957                                     12,858
                                                  =============                              =============

           See accompanying notes to condensed financial statements

                               LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                      Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                    1999                  1998
                                                                              ----------------      ----------------
Cash flows from operating activities:
  Net loss..................................................................          $(10,215)             $ (4,118)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................               395                   164
     Amortization of unearned compensation..................................               789                   543
     Allowance for doubtful accounts........................................                33                    41
     Equity investment losses...............................................               378                    --
     Strategic marketing-equity instruments.................................             1,364                    --
     Other..................................................................                (6)                   --
     Changes in assets and liabilities:
       Accounts receivable..................................................               262                  (279)
       Receivables from strategic related partners..........................               585                   (25)
       Other assets.........................................................              (658)                  (67)
       Accounts payable.....................................................               546                   (40)
       Accrued expenses and other current liabilities.......................               990                   500
       Deferred revenue.....................................................               682                   672
                                                                                 -------------        --------------
       Net cash used in operating activities................................            (4,855)               (2,609)
                                                                                 -------------        --------------
Cash flows from investing activities:
  Acquisition of property and equipment.....................................            (1,053)                 (134)
  Sale of short-term investments............................................             1,990                    --
                                                                                 -------------        --------------
       Net cash provided by (used in) investing activities..................               937                  (134)
                                                                                 -------------        --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................................                75                     4
  Payments made under capital leases........................................               (95)                  (41)
  Proceeds from equipment loan..............................................               846                    --
  Payments made under equipment loan........................................              (151)                   --
  Payments made under line of credit........................................                --                  (400)
  Proceeds from short-term loan.............................................                --                 1,160
                                                                                 -------------        --------------
       Net cash provided by financing activities............................               675                   723
                                                                                 -------------        --------------
Net decrease in cash and cash equivalents...................................            (3,243)               (2,020)
Cash and cash equivalents at beginning of period............................            14,143                 2,387
                                                                                 -------------        --------------
Cash and cash equivalents at end of period..................................          $ 10,900              $    367
                                                                                 =============        ==============
Supplemental disclosures:
  Cash paid for interest....................................................          $     83              $     66
Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases..............          $      8              $    177
  Issuance of common stock to strategic partner.............................          $  1,100              $     --
  Issuance of warrants to strategic partners................................          $    264              $     --
  Equity investment with note payable.......................................          $    378              $     --

           See accompanying notes to condensed financial statements

                               LIQUID AUDIO, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

    Liquid Audio, Inc. (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999 with the goal of becoming the premier provider of software applications and services that enable the secure delivery and sale of digital music over the Internet. To this end, the Company has developed an end-to-end solution for promoting and distributing music over the Internet. The Company's solutions enable the secure distribution of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

    Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation.


NOTE 2 - BALANCE SHEET COMPONENTS (in thousands):

                                                                June 30,           December 31,
                                                                  1999                 1998
                                                              ------------         ------------
Accounts receivable, net:
Accounts receivable.......................................           $ 256                $ 607
Allowance for doubtful accounts...........................            (175)                (231)
                                                                     -----                -----
                                                                     $  81                $ 376
                                                                     =====                =====

    Write-offs against the allowance for doubtful accounts were $90,000 and $34,000 for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

                               LIQUID AUDIO, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)


                                                                June 30,           December 31,
                                                                  1999                 1998
                                                              ------------         ------------
Property and equipment:
   Computer equipment and purchased software................       $ 2,434              $ 1,460
   Furniture and fixtures...................................           394                  324
   Leasehold improvements...................................           346                  329
                                                                   -------              -------
                                                                     3,174                2,113
   Less:  accumulated depreciation and amortization.........        (1,001)                (606)
                                                                   -------              -------
                                                                   $ 2,173              $ 1,507
                                                                   =======              =======

   Property and equipment includes $737,000 and $729,000 of equipment under capital leases at June 30, 1999 and December 31, 1998, respectively.
Accumulated depreciation and amortization for equipment under capital leases was $478,000 and $352,000 at June 30, 1999 and December 31, 1998, respectively.

                                                                June 30,           December 31,
                                                                  1999                 1998
                                                              ------------         ------------
Accrued expenses and other current liabilities:
  Compensation and benefits............................             $  871                $ 345
  Consulting and professional services.................                260                  147
  Accrued marketing expenses...........................                263                  162
  Other................................................                528                  278
                                                                    ------               ------
                                                                    $1,922               $  932
                                                                    ======               ======


NOTE 3 - STRATEGIC RELATED PARTNERS:

    In April 1998, the Company signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. The Company owns 18% of the outstanding common stock of LAJ and is accounting for its investment in LAJ using the equity method of accounting. In December 1998, the company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea. The Company owns 40% of the outstanding common stock of LAK and is accounting for its investment in LAK using the equity method of accounting.

                               LIQUID AUDIO, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)


   Business development revenue recorded in relation to the Company's investments in LAK and LAJ are as follows (in thousands):

                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                             ---------------------------------     --------------------------------
                                                                   1999               1998              1999               1998
                                                             --------------     --------------     -------------     --------------
        Business development revenues:
                Business development fees from
                  strategic related partners.............             $ 250              $ 225             $ 333              $ 225
                Other fees from LAJ......................                --                 --               100                 --
                                                                      -----              -----             -----              -----
                                                                      $ 250              $ 225             $ 433              $ 225
                                                                      =====              =====             =====              =====

   At June 30, 1999, fees received in advance of recognition as business development revenues were $805,000 and classified as deferred revenue on the balance sheet. Of this amount, $667,000 will be recognized ratably as revenue over the eight months ending February 28, 2000. The remaining balance represents a deposit on future deliveries of products.


NOTE 4 - NET LOSS PER SHARE:

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options, shares issuable upon conversion of the Series A, Series B and Series C mandatorily redeemable convertible preferred stock and common shares issuable upon the exercise of common and mandatorily redeemable convertible preferred stock warrants.

                               LIQUID AUDIO, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)


   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                             ---------------------------------     --------------------------------
                                                                   1999               1998              1999               1998
                                                             --------------     --------------     -------------     --------------
Numerator:
  Net loss...................................                      $ (6,072)          $ (2,133)         $(10,215)          $ (4,118)
                                                                   ========           ========          ========           ========
Denominator:
  Weighted average shares....................                         3,937              3,990             3,930              3,746
  Weighted average unvested common shares
   subject to repurchase...................                            (724)            (1,721)             (816)            (1,612)
                                                                   --------           --------          --------           --------
  Denominator for basic and diluted
  calculation................................                         3,213              2,269             3,114              2,134
                                                                   ========           ========          ========           ========
Net loss per share:
  Basic and diluted..........................                       $ (1.89)           $ (0.94)          $ (3.28)           $ (1.93)
                                                                   ========           ========          ========           ========

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                             ---------------------------------     --------------------------------
                                                                   1999               1998              1999               1998
                                                             --------------     --------------     -------------     --------------
Weighted average effect of common stock
 equivalents:
    Series A mandatorily redeemable
          convertible preferred stock....                             3,050              3,050             3,050              3,050
    Series B mandatorily redeemable
          convertible preferred stock....                             3,187              3,187             3,187              3,187
    Series C mandatorily redeemable
          convertible preferred stock....                             3,507                 --             3,507                 --
      Mandatorily redeemable convertible
            preferred stock warrants.....                                20                 17                20                 18
    Unvested common shares subject
            to repurchase................                               724              1,721               816              1,612
      Common stock options...............                               910                806               957                791
      Common stock warrants..............                                49                 49                49                 49
                                                                     ------              -----            ------              -----
                                                                     11,447              8,830            11,586              8,707
                                                                     ======              =====            ======              =====

                               LIQUID AUDIO, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                 (unaudited)


Pro forma net loss per share

    Pro forma net loss per share for the three and six months ended June 30, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, Series B and Series C mandatorily redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering ("offering") as if such conversion occurred on January 1, 1999. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 9,744,199 for the three and six months ended June 30, 1999. The calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Pro forma common equivalent shares are composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants.


NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

    In March, May and June 1999, the Company signed strategic marketing agreements with several entities. Pursuant to these agreements, the Company issued warrants to purchase approximately 396,000 shares of the Company's common stock at $6.56 per share of which 269,000 shares vest immediately and 127,000 shares vest over a twelve-month period commencing if and when the Company and one of the entities sign a definitive agreement to utilize the Company's technology for a specific business program. The warrants expire through June 2004. With respect to the immediately vested 269,000 shares, the Company has valued these shares at approximately $2.0 million, based on the Black-Scholes pricing model and the provisions of the Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), which is being recognized as strategic marketing-equity instruments expense over the term of the related agreements, as appropriate. With respect to the 127,000 shares, which will vest over a twelve-month period, these shares will be valued at the then fair market value of the Company's common stock if and when a commitment for performance by this entity has been reached or at a date when this entity has performed its contractual obligations under the agreement.

    In June 1999, the Company signed an agreement with an entity to facilitate the production of music for delivery over the Internet utilizing the Company's technology. Pursuant to this agreement, the Company issued and delivered 100,000 shares of common stock to this entity. These shares were valued at $1.1 million and recognized as strategic marketing-equity instruments expense during the three months ended June 30, 1999.


NOTE 6 - SUBSEQUENT EVENT:

Initial public offering

    In July 1999, the Company completed its initial public offering of common stock. A total of 4,800,000 shares were sold at $15.00 per share. Net proceeds to the Company, after deducting the underwriting discount and estimated offering expenses, were approximately $66.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth under the caption "Additional Factors Affecting Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section of our Prospectus dated July 8, 1999.

    While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with "Management's Discussion and Analysis" included in our Registration Statement on Form S-1 dated July 8, 1999, including the information contained in the form of the final Prospectus.

Overview
--------

    We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 200 affiliated music-related and music retailer websites.

    In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established initiatives within Korea and Japan to lay the groundwork for offering digital music download services to consumers in these markets. The increased emphasis on digital music delivery services resulted in a sequential decline in revenue from the fourth quarter of 1998 to the first quarter of 1999. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and hosting service fees. Revenue from our music delivery services represented less than 1% of total net revenues in 1998 and the first six months of 1999. Our Liquid Music Network will begin offering syndicated music through music retailer websites in the second half of 1999.

    To date, we have derived our revenues principally from the licensing of software products and fees associated with business development contracts. We license our software products to record companies, artists and websites. Software license revenues, net of a provision for estimated sales returns, are recognized upon shipment of the product to the customer. We also generate services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists. We defer and recognize maintenance and hosting fees as service revenue ratably over the life of the related contract, which is typically one year. We intend to increase our services revenues by significantly expanding our hosting and music delivery services. Revenue derived from hosting services will include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue will include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the Liquid Muze Previews service for sample music clips. Business development revenues primarily consist of fees from agreements under which we assist strategic related partners with the development of businesses that use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are based upon agreements under which the strategic related partners are contractually obligated to pay us a fixed fee for the opportunity to develop businesses in various countries using our proprietary technology. We recognize the fees as they are earned; the specific timing of this recognition depends on the terms and conditions of the particular contractual arrangements. We bear full credit risk with respect to substantially all sales.

    We expense all research and development as incurred. Development costs incurred in the period from achievement of technological feasibility, which we define as the establishment of a working model, until the general availability of this software to customers, have been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs to date.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of June 30, 1999 we had an accumulated deficit of approximately $26.2 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
----------------------

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.


                                                                     Three Months Ended                     Six Months Ended
                                                                          June 30,                              June 30,
                                                             ---------------------------------     -------------------------------
                                                                   1999               1998              1999              1998
                                                             --------------     --------------     -------------    --------------
Net revenues:
 License.................................................                53%                48%               51%               60%
 Services................................................                13                  7                15                 9
 Business development--strategic related partners........                34                 45                34                31
                                                                      -----              -----             -----             -----
   Total net revenues....................................               100                100               100               100
                                                                      -----              -----             -----             -----
Cost of net revenues:
 License.................................................                 7                 13                 8                15
 Services................................................                23                  9                25                14
                                                                      -----              -----             -----             -----
   Total cost of net revenues............................                30                 22                33                29
                                                                      -----              -----             -----             -----
Gross profit.............................................                70                 78                67                71
                                                                      -----              -----             -----             -----

Operating expenses:
 Sales and marketing.....................................               250                200               312               247
 Research and development................................               354                173               329               227
 General and administrative..............................                67                 66                78                84
 Strategic marketing-equity instruments..................               183                 --               107                --
 Stock compensation expense..............................                49                 57                62                75
                                                                      -----              -----             -----             -----
   Total operating expenses..............................               903                496               888               633
                                                                      -----              -----             -----             -----
Loss from operations.....................................              (833)              (418)             (821)             (562)
Interest and other income (expense), net.................                18                 (9)              (20)               (7)
                                                                      -----              -----             -----             -----
Net loss.................................................              (815)%             (427)%            (801)%            (569)%
                                                                      =====              =====             =====             =====

Three Months Ended June 30, 1999 and 1998

Total Net Revenues

    Total net revenues increased 49% to $745,000 for the three months ended June 30, 1999 from $500,000 in the comparable period of 1998.

    License. License revenues increased 63% to $394,000 for the three months ended June 30, 1999 from $242,000 in the comparable period of 1998. This increase relates to additional Liquid Player license fees received under an agreement with a customer. Under this agreement, of which the term ends on December 31, 1999, we receive total fees of $1.5 million, the timing of payments of which is based on the delivery of a specific Liquid Player license. Upon delivery of this license in November 1998, $1.0 million was received and is being recognized ratably over the 14 months ended December 31, 1999. An additional $500,000 was received in May 1999 and is being recognized ratably over the remaining term of 8 months ended December 31, 1999. Due to our shift in marketing emphasis from software licensing to the delivery of digital music services, however, revenues from licensing of our Liquifier Pro and Liquid

Server software decreased in the 1999 period from the 1998 period, which partially offset the increase in Liquid Player revenues described above.

    Services. Services revenues increased 206% to $101,000 for the three months ended June 30, 1999 from $33,000 in the comparable period of 1998. This increase was due to increased revenues from maintenance and hosting fees in the 1999 period.

    Business Development - Strategic Related Partners. Business development revenues increased 11% to $250,000 for the three months ended June 30, 1999 from $225,000 in the comparable period of 1998. Business development fees of $250,000 in the second quarter of 1999 were earned from our strategic partner in Japan and relate to a non-refundable fee of $1.0 million that was received and is being recognized as business development revenue ratably over the 12-month term of the related agreement beginning in March 1999. Business development fees of $225,000 in the second quarter of 1998 were earned under a separate agreement with the same Japanese strategic partner.

    Three customers represented approximately 92% of total net revenues for the three months ended June 30, 1999 and two customers represented approximately 55% of total net revenues in the comparable period of 1998. International revenues represented approximately 32% and 70% of total net revenues for the three months ended June 30, 1999 and 1998, respectively.

Total Cost of Net Revenues

    Our gross profit decreased to approximately 70% of total net revenues for the three months ended June 30, 1999 from approximately 78% of total net revenues in the comparable period of 1998.

    License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $52,000 for the three months ended June 30, 1999 and $63,000 in the comparable period of 1998, a decrease of 17%. Cost of license revenues decreased due to product mix differences and the cancellation of certain technology licenses in 1999.

    Services. Cost of services revenues primarily consists of compensation for customer service and encoding personnel and an allocation of our occupancy costs and other overhead. Cost of services revenues increased 266% to $172,000 for the three months ended June 30, 1999 from $47,000 in the comparable period of 1998. The increase in cost of services revenues was due primarily to the addition of encoding and customer service personnel and higher depreciation due to capital investments.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 86% to $1.9 million for the three months ended June 30, 1999 from $1.0 million in the comparable period of 1998. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

    Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 206% to $2.6 million for the three months ended June 30, 1999 from $863,000 in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

    General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 51% to $498,000 for the three months ended June 30, 1999 from $329,000 in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. General and administrative expenses remained flat as a percentage of total net revenues. We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status.

    Strategic Marketing-Equity Instruments. Common stock expense is based on the estimated fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $1.4 million for the three months ended June 30, 1999 and $0 in the comparable period of 1998. For the three months ended June 30, 1999, $1.1 million relates to 100,000 shares of common stock issued to Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine mp3 formats. $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them. In June 1999, we signed an Advertising Agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement. $169,000 has been recognized as strategic marketing-equity instruments expense in the three months ended June 30, 1999. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a twelve month period, if and when we sign a definitive agreement with Amazon.com to utilize our technology for a specific business program. These shares will be valued at the then fair market value of our common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement.

    Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. Stock compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized on an appropriate accelerated basis over the vesting periods of the related options, usually four years. The total unearned compensation recorded by us from inception to June 30, 1999 was $4.4 million. The fair value per share used to determine unearned compensation was derived by reference to the preferred stock values, reduced by a nominal discount factor of 10%, since inception with ratable increases between preferred stock issuance dates. We recognized $364,000 and $284,000 of stock compensation expense for the three months ended June 30, 1999 and 1998. We expect quarterly amortization related to those options to be between $345,000 and $260,000 per quarter during 1999 and between $210,000 and $130,000 per quarter during 2000 and annual amortization to be $340,000 during 2001 and $100,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

    Interest and Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest and other income (expense), net increased to $131,000 for the three months ended June 30, 1999 from $(45,000) in the comparable period of 1998. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from private sales of preferred stock in the third quarter of 1998, offset by interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during 1999 and 1998.

Six Months Ended June 30, 1999 and 1998

Total Net Revenues

    Total net revenues increased 76% to $1.3 million for the six months ended June 30, 1999 from $724,000 in the comparable period of 1998.

    License. License revenues increased 50% to $653,000 for the six months ended June 30, 1999 from $434,000 in the comparable period of 1998. Due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 1999 period from the 1998 period, which partially offset the increase in Liquid Player revenues described above.

    Services. Services revenues increased 192% to $190,000 for the six months ended June 30, 1999 from $65,000 in the comparable period of 1998. This increase was due to increased maintenance and hosting fees in the 1999 period.

    Business Development - Strategic Related Partners. Business development revenues increased 92% to $433,000 for the six months ended June 30, 1999 from $225,000 in the comparable period of 1998.

Business development fees of $333,000 in the first half of 1999 were earned from our strategic partner in Japan. Other fees of $100,000 in the first half of 1999 relate to software license sales to Liquid Audio Japan. Business development fees of $225,000 in the first half of 1998 were earned under a separate agreement with the same Japanese strategic partner.

    Two customers represented approximately 69% of total net revenues for the six months ended June 30, 1999 and one customer represented approximately 31% of total net revenues in the comparable period of 1998. International revenues represented approximately 35% and 57% of total net revenues for the six months ended June 30, 1999 and 1998, respectively.

Total Cost of Net Revenues

    Our gross profit decreased to approximately 67% of total net revenues for the six months ended June 30, 1999 from approximately 71% of total net revenues in the comparable period of 1998.

    License. Cost of license revenues was $100,000 for the six months ended June 30, 1999 and $112,000 in the comparable period of 1998, a decrease of 11%. Cost of license revenues decreased due to product mix differences and the cancellation of certain third-party technology licenses.

    Services. Cost of services revenues increased 225% to $325,000 for the six months ended June 30, 1999 from $100,000 in the comparable period of 1998. The increase in cost of services revenues was due primarily to the addition of encoding and customer service personnel and higher depreciation due to capital investments.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased 122% to $4.0 million for the six months ended June 30, 1999 from $1.8 million in the comparable period of 1998. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. The six month period ended June 30, 1999 includes a $378,000 impairment loss on our investment in Liquid Audio Japan.

    Research and Development. Research and development expenses increased 156% to $4.2 million for the six months ended June 30, 1999 from $1.6 million in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure.

    General and Administrative. General and administrative expenses increased 65% to $1.0 million for the six months ended June 30, 1999 from $607,000 in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees.

    Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments expense was $1.4 million for the six months ended June 30, 1999 and $0 in the comparable period of 1998. Strategic marketing-equity instruments expense relates to common stock and warrants issued to our strategic partners as part of marketing and content agreements with these partners.

    Stock Compensation Expense. We recognized $789,000 and $543,000 of stock compensation expense for the six months ended June 30, 1999 and 1998, respectively.

    Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $264,000 for the six months ended June 30, 1999 from $(53,000) in the comparable period of 1998. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from private sales of preferred stock in the third quarter of 1998, offset by interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

    Since inception, we have financed our operations primarily through the private placement of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 1999, we had raised $29.8 million through the sale of our preferred stock and had approximately $11.9 million of cash, cash equivalents and short-term investments. In July 1999, we raised net proceeds of approximately $66.0 million from our initial public offering of common stock.

    Net cash used in operating activities was $4.9 million and $2.6 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses before non-cash charges, which include an equity investment loss in Liquid Audio Japan and strategic marketing-equity instruments expense in the 1999 period, offset by increases in deferred revenue and accrued expenses and other current liabilities.

    Net cash provided by (used in) investing activities was $937,000 and $(134,000) for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was related to the acquisition of property and equipment, offset by the sale of short-term investments in the first half of 1999.

    Net cash provided by financing activities was $675,000 and $723,000 for the six months ended June 30, 1999 and 1998, respectively. The net cash provided by financing activities for the first half of 1999 was due primarily to the proceeds from an equipment loan. The net cash provided by financing activities for the first half of 1998 was due primarily to the proceeds from a short-term loan.

    We have a bank revolving line of credit for up to $1.0 million based on 80% of eligible accounts receivable. As of June 30, 1999, we had no borrowings under the revolving line of credit. Any advances would bear interest at the bank's prime interest rate and would be collateralized by substantially all of our assets. We have a bank equipment loan facility that provides for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through June 30, 1999. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of June 30, 1999, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $880,000 as of December 31, 1998 and are payable in monthly installments through 2002 and a strategic related partner note in the amount of $372,000 that was issued in the three months ended March 31, 1999. The strategic related partner note payable was issued to Super Factory, Inc., an entity affiliated with our Japanese strategic partner, Super Stage Itochu, and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

    We have a commitment to purchase approximately $1.6 million in hardware, software and related services for our data centers. We expect delivery to be completed by August 1999. Although we have no other material commitments for capital expenditures or strategic investments, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate that we will continue to add computer hardware resources, deploy additional computer data centers worldwide and expand our primary office facility during the next 12 months. We may also use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

    We believe that the net proceeds from our recently completed initial public offering, together with existing cash and cash equivalents and our lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months, although we may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Market Risk Disclosure
----------------------

    At June 30, 1999, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $1.0 million. We had a strategic related partner loan outstanding at June 30, 1999 of $372,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998 and June 30, 1999, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

Year 2000 Compliance
--------------------

    Many currently installed computer systems and software products worldwide are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they are not able to distinguish between the year 1900 and the year 2000. Accordingly, many companies, including ourselves and our customers, potential customers, vendors and strategic partners, may need to upgrade their systems to comply with applicable year 2000 requirements.

    Because we and our customers depend, to a very substantial degree, upon the proper functioning of computer systems, a failure of these systems to correctly recognize dates beyond January 1, 2000 could disrupt operations. Any disruptions could harm our business. Additionally, our failure to provide year 2000 compliant solutions to our customers could result in financial loss, reputational harm and legal liability to us. We believe that our products and services are year 2000 compliant; however, our products and services are often integrated with other systems that may not be compliant.

    In 1998, we formed a year 2000 assessment and contingency planning committee to review both our information technology systems and our non-information technology systems, and where necessary to plan for and supervise the remediation of those systems. The committee is headed by our Chief Technology Officer. We believe the committee has identified all of our critical hardware and software systems. The providers of these systems have confirmed that they are year 2000 compliant. We have conducted tests and expect to conduct additional tests of these systems as part of our year 2000 efforts.

    We have initiated communication with our significant vendors to determine the extent to which they are vulnerable to year 2000 issues. We have not yet received sufficient information on year 2000 remediation plans of these vendors to predict the outcome of their efforts.

    We estimate that our cost to become year 2000 compliant has been $150,000, and we believe that any additional costs related to becoming year 2000 compliant will not be material.

    We have not made a full assessment of the extent to which our customers might be vulnerable to year 2000 issues. Likewise, we have not made a full assessment of the extent to which other third parties with which we transact business have determined their vulnerability to year 2000 issues.

    We are developing contingency plans for critical individual information technology systems and non-information technology systems to address year 2000 risks not fully resolved by our year 2000 program. We believe that the year 2000 risk will not present significant operational problems for us. However, there can be no assurance that our year 2000 program will prevent any harm to our business.

    If our year 2000 program is inadequate and our business operations are materially impacted, we could incur additional costs to recover any lost information and replace affected systems. We believe that these systems could be replaced without significant difficulty as replacement systems are generally available on commercially reasonable terms. We also have regular data back-up procedures that would assist in the recovery of lost business information.

Additional Factors Affecting Future Results
-------------------------------------------

    Our Limited Operating History in the New Market of Digital Delivery of Music Over the Internet Increases the Possibility that the Value of Your Investment Will Decline

    We incorporated in January 1996. We did not start generating revenues until the first quarter of 1997. In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Accordingly, we are still in the early stages of development and have only a limited operating history upon which you can evaluate our business. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond our control.

Fluctuations in Our Quarterly Revenues and Operating Results Might Lead to Reduced Prices for Our Stock

    Our quarterly results of operation have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have caused our results to fluctuate in the past and that are likely to affect us in the future including the following:

        . competition for consumers from traditional retailers as well as providers of online music services;

        . the announcement and introduction of new products and services by us and our competitors;

        . our ability to increase the number of websites that will use our platform for digital music delivery;

        . the timing of our partners' introduction of new products and services for digital music sales; and

        . variability and length of the sales cycle associated with our product and service offerings.


    In addition, other factors may also affect us, including:

        . market adoption and growth of sales of digitally downloaded recorded music over the Internet;

        . our ability to attract significant numbers of music recordings to be syndicated in our format;

        . market acceptance of new and enhanced versions of our products and services;

        . our ability to provide reliable and scalable service, including our ability to avoid potential system failures; and

        .  the price and mix of products and services we offer.


    Some of these factors are within our control and others are outside of our control.

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

    Our accumulated deficit as of June 30, 1999 was approximately $26.2 million. We had net losses of approximately $8.5 million in 1998 and $10.2 million in the first half of 1999. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

If We Do Not Increase the Number of Websites That Use Our Platform, Our Business Will Not Grow

    In order to grow our business, we need to increase the number of websites, including websites operated by music retailers, that use our technology and our syndicated content to digitally deliver recorded music. To increase the number of websites, we must do the following:

        .  offer competitive products and services that meet industry standards;

        .  attract more music content;

        . make it easy and cost-effective for music-related websites to sell digital music;

        . develop relationships with online retailers, music websites, online communities, broadband providers and Internet broadcasters; and

        . develop relationships with international music websites, retailers and broadband providers.


    Any failure to achieve one or more of these objectives would harm our business. We may not be successful in achieving any of these objectives.

    We also intend to increase our expenditures on marketing the Liquid Audio brand because we believe brand awareness will be critical to increasing our affiliates and end-user awareness. If we do not increase our revenues as a result of our branding and other marketing efforts or if we otherwise fail to promote our brand successfully, our business would be harmed.

If Artists and Record Labels Are Not Satisfied That They Can Securely Digitally Deliver Their Music Over the Internet, We Might Not Have Sufficient Content to Attract Consumers

    Our success depends on our ability to aggregate a sufficient amount and variety of digital recorded music for syndication. In particular, until a significant number of artists and their record labels adopt a strategy of digitally delivering music over the Internet, the growth of our business might be limited. We currently do not create our own content; rather, we rely on record companies and artists for digital recorded music to be syndicated using our format. We believe record companies will remain reluctant to distribute their recorded music digitally unless they are satisfied that the digital delivery of their music over the Internet will not result in the unauthorized copying and distribution of that music. If record companies do not believe that recorded music can be securely delivered over the Internet, they will not allow the digital distribution of their recorded music and we might not have sufficient content to attract consumers. If we cannot offer a sufficient amount and variety of digital recorded music for syndication, our business might be harmed.

Due to the Many Factors that Influence Market Acceptance, Consumers Might Not Accept Our Platform

    Our success will depend on growth in consumer acceptance of our platform as a method for digital delivery of recorded music over the Internet. Factors that might influence market acceptance of our platform include the following, over which we have little or no control:

        . the availability of sufficient bandwidth on the Internet to enable consumers to download digital recorded music rapidly and easily;

        . the willingness of consumers to invest in computer technology that facilitates the downloading of digital music;

        .  the cost of time-based Internet access;

        . the number and variety of digital recordings available for purchase through our system relative to those available through other online digital delivery companies, digital music websites or through traditional physical delivery of recordings;

        . the availability of portable devices to which digital recorded music can be transferred;

        .  the fidelity and quality of the sound of the digital recorded music;
           and

        . the level of consumer comfort with the process of downloading and paying for digital music over the Internet, including ease of use and lack of concern about transaction security.

The Market for Digital Delivery of Music Over the Internet is Highly Competitive, and if We Cannot Compete Effectively, Our Revenues Might Decline

    Competition among companies in the business of digital delivery of music over the Internet is intense. If we do not compete effectively or if we experience pricing pressures, reduced margins or loss of market share resulting from increased competition, our business might be harmed.

    Competition is likely to increase as new companies enter the market and current competitors expand their products and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

        .  larger audiences;

        .  larger technical, production and editorial staffs;

        .  greater brand recognition;

        .  access to more recorded music content;

        .  a more established Internet presence;

        .  a larger advertiser base; and

        . substantially greater financial, marketing, technical and other resources.

If Standards for the Secure Digital Delivery of Recorded Music Are Not Adopted, the Piracy Concerns of Record Companies and Artists Might Not Be Satisfied, and They Might Not Use Our Platform for Digital Delivery of Their Music

    Because other digital recorded music formats, such as mp3, do not contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. The Secure Digital Music Initiative (SDMI) is a committee formed by the Recording Industry Association of America (RIAA) to propose a standard format for the secure digital delivery and use of recorded music. If a standard format is not adopted, however, pirated copies of recorded music will continue to be available on the Internet, and record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music is not adopted, our business might be harmed.

    We have designed our current products to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our products and services are compatible. If a competitor were to establish the dominant industry standard, our business would be harmed.

If Our Platform Does Not Provide Sufficient Rights Reporting Information, Record Companies and Artists Are Unlikely to Digitally Deliver Their Recorded Music Using Our Platform

    Record companies and artists must be able to track the number of times their recorded music is downloaded so that they can make appropriate payments to music rights organizations, such as the American Society of Composers, Authors and Publishers, Broadcast Music Incorporated and SESAC, Inc. If our products and services do not accurately or completely provide this rights reporting information, record companies and artists might not use our platform to digitally deliver their recorded music, and our business might be harmed.

Our Business Might Be Harmed if We Fail to Price Our Products and Services Appropriately

    The price of Internet products and services is subject to rapid and frequent change. We may be forced for competitive or technical reasons to reduce or eliminate prices for certain of our products or services. If this happens, our business might be harmed.

If Our Relationships With Our International Partners Terminate, Our Revenues Might Decline

    We derive a portion of our revenues from business development fees generated from relationships with our international partners, SK Group, Liquid Audio Korea, Super Stage and Liquid Audio Japan. These relationships vary in size and scope. If one of these relationships, or any other relationship that accounts for a significant portion of our revenues in a given period, does not generate a similar amount of revenue, or any, in subsequent periods, then our business could be harmed. As a consequence, our revenues are not recurring from period-to-period, which might result in unpredictability of our revenues.

Our Revenues Would Be Negatively Affected by the Loss of a Significant Customer

    We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for the four quarters of 1998 and the two quarters of 1999 represented approximately 81%, 96%, 89%, 88%, 80% and 97%, respectively, of our total net revenues. The loss of Liquid Audio Japan, Liquid Audio Korea or Adaptec, Inc. or any other significant customer or any significant reduction of total net revenues generated by these or other significant customers would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

We Might Not Be Able to Scale Our Technology Infrastructure to Meet Demand for Our Products and Services

    Our success will depend on our ability to scale our technology infrastructure to meet the demand for our products and services. Adding this new capacity will be expensive, and we might not be able to do so successfully. In addition, we might not be able to protect our new or existing data centers from unexpected events as we scale our systems. To the extent that we do not address any capacity constraints effectively, our business would be harmed.

We Might Not Be Successful In Our Attempts to Keep Up With Rapid Technological Change and Evolving Industry Standards

    The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

        .  use leading technologies effectively;

        .  continue to develop our strategic and technical expertise;

        .  enhance our current products and services;

        .  develop new products and services that meet changing customer needs;

        .  advertise and market our products and services; and

        . influence and respond to emerging industry standards and other technological changes.

    This must be accomplished in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or services or enhancing our existing products or services on a timely basis. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Finally, we may not succeed in adapting our services to new technologies as they emerge.

Companies Might Not Develop or Consumers Might Not Adopt Devices That Will Play Digitally Downloaded Music

    We believe that the market for digital recorded music delivered over the Internet will not develop significantly until consumers are able to enjoy this music other than solely through the use of a personal computer. Several consumer electronics companies have introduced or announced plans to introduce devices that will allow digital music delivered over the Internet to be played away from the personal computer. If companies fail to introduce additional devices, consumers do not adopt these devices or our products and services are incompatible with these devices, our business would be harmed. In addition, digital music can be transferred to a compact disc, but that transfer requires a compact disc recorder (CD-R). Many desktop computer manufacturers offer CD-Rs in their computers. If companies do not continue to offer CD-Rs in their computers, consumers do not adopt CD-Rs or our products and services are incompatible with CD-Rs, our business might be harmed.

We Might Not Be Successful in the Development and Introduction of New Products and Services

    We depend in part on our ability to develop new or enhanced products and services in a timely manner and to provide new products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully and develop and bring to market new products and services in a timely manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability.

    As the online medium continues to evolve, we plan to leverage our technology by developing complementary products and services as additional sources of revenue. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, we recently focused on, and will continue to devote significant resources to, the development of digital music delivery services, as well as our software licensing business. If we fail to develop these or other businesses successfully, our business would be harmed.

We Might Experience Delays in the Development of New Products and Services

    We must continue to innovate and develop new versions of our software to remain competitive in the market for digital delivery of recorded music solutions. Our software products and services development efforts are inherently difficult to manage and keep on schedule. Our failure to manage and keep those development projects on schedule might harm our business.

Our Products and Services Might Contain Errors

    We offer complex products and services. They may contain undetected errors when first introduced or when new versions are released. If we market products and services that have errors or that do not function properly, then we may experience negative publicity, loss of or delay in market acceptance, or claims against us by customers, any of which might harm our business.

We Might Have Liability for the Content of the Recorded Music that We Digitally Deliver

    Because we digitally deliver recorded music to third parties, we might be sued for negligence, copyright or trademark infringement or other reasons. These types of claims have been brought, sometimes successfully, against providers of online products and services in the past. Others could also sue us for the content that is accessible from our website through links to other websites. These claims might include, among others, claims that by hosting, directly or indirectly, the websites of third parties, we are liable for copyright or trademark infringement or other wrongful actions by these third parties through these websites. Our insurance may not adequately protect us against these types of claims and, even if these claims do not result in liability, we could incur significant costs in investigating and defending against these claims.

    We have taken steps to prevent these claims. For example, we have arrangements with companies that use our hosting services that will allow us to delete potentially infringing or misappropriating materials quickly and securely. We also have put into place indemnification agreements with music content providers, where practicable. Under the Digital Millenium Copyright Act of 1999, Internet service providers are insulated from several types of these claims, upon compliance with the requirement that they appoint an agent to receive claims relating to their service, and we intend to appoint an agent.

    In 1998, Congress passed the Internet Freedom Act, which imposes a three-year moratorium on state and local taxes on Internet-based transactions. We cannot assure you that this moratorium will be extended. Failure to renew this moratorium would allow various states to impose taxes on e-commerce, which might harm our business.

Several of Our Customers Have Had Limited Operating Histories, are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

    Several of our significant customers, including our international partners Liquid Audio Japan and Liquid Audio Korea, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of June 30, 1999, 25% of accounts receivable, or $72,000, was more than 30 days past due. We have provided adequate reserves for past due amounts.

System Failures or Delays Might Harm Our Business

    Our operations depend on our ability to protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts, and similar unexpected adverse events. Interruptions or slowdowns in our services have resulted from the failure of our telecommunications providers to supply the necessary data communications capacity in the time frame we required, as well as from deliberate acts. Despite precautions we have taken, unanticipated problems affecting our systems could in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our software or hardware due to an increase in the volume of products and services delivered through our servers. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies, and our business might be harmed.

We Might Be Unable to License or Acquire Technology

   We rely on certain technologies that we license or acquire from third parties, including Dolby Laboratories Licensing Corporation, Fraunhofer Institut and RSA Data Security, Inc. These technologies are integrated with our internally-developed software and used in our products, to perform key functions and to enhance the value of our platform. These third-party licenses or acquisitions may not continue to be available to us on commercially reasonable terms or at all. Any inability to acquire such licenses or software on commercially reasonable terms might harm our business.

Our Future Success Depends on Our Key Personnel

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of any of our senior level management, or certain other key employees, could harm our business. Our future performance will depend, in part, on the ability of our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our company. Any dissent among executive officers could impair our ability to make strategic decisions quickly in a rapidly changing market.

    Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include incentive stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our Management and Internal Systems Might Be Inadequate to Handle the Potential Growth of Our Personnel

    To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our business.

We Depend on Proprietary Rights to Develop and Protect Our Technology

    Our success and ability to compete substantially depends on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

   The primary forms of intellectual property protection for our products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis. To date, we have not applied for any patents outside the United States. We may do so in the future. Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized countries such as China and Brazil for inadequate intellectual property protection. If our intellectual property is infringed in any country without a high level of intellectual property protection, our business could be harmed.

   We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

   We have licensed, and we may license in the future, certain proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by our business partners, they may take actions that could impair the value of our proprietary rights or our reputation. In addition, these business partners may not take the same steps we have taken to prevent misappropriation of our solutions or technologies.

We Face and Might Face Intellectual Property Infringement Claims That Might Be Costly to Resolve

   In May 1999, Microtome, Inc. notified us that it believes our Liquifier Pro Encoding Tool, when used in conjunction with our Liquid Music Player, infringes two of its patents. In June 1999 and July 1999, we received letters from two other corporations, each separately suggesting that we review patents to which they claim rights. These claims may result in litigation. Although we do not believe we infringe the proprietary rights of Microtome, Inc. or any other party, we cannot assure you that parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might harm our business.

Difficulties Presented by International Economic, Political, Legal, Accounting and Business Factors Could Harm Our Business in International Markets

   A key component of our strategy is to expand into international markets. The following risks are inherent in doing business on an international level and we have little or no control over them:

        .  unexpected changes in regulatory requirements;

        .  export restrictions;

        .  export controls relating to encryption technology;

        .  longer payment cycles;

        .  problems in collecting accounts receivable;

        .  political and economic instability; and

        .  potentially adverse tax consequences.


   In addition, other factors that may also affect us and over which we have some control include the following:

        .  difficulties in staffing and managing international operations;

        .  differences in music rights reporting structures; and

        .  seasonal reductions in business activity.


   We have entered into individual agreements in Japan and Korea, and we may enter into similar arrangements in the future in other countries. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

We Might Need Additional Capital in the Future and Additional Financing Might Not Be Available

   We currently anticipate that our available cash resources, combined with the net proceeds from our recently completed public offering and financing available under existing equipment loan and lease agreements, will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 18 months. However, our resources may not be sufficient for these working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

        . take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

        .  develop new products or services; or

        .  respond to competitive pressures.


   Any additional financing we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services, or otherwise respond to unanticipated competitive pressures, and our business could be harmed. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth in this "Additional Factors Affecting Future Results" section.

Internet Security Concerns Could Hinder E-Commerce

    A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Internet usage may not increase at the rate we expect unless some of those concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Protections may not be available at a reasonable price or at all. If a third person were able to misappropriate a user's personal information, users could bring claims against us.

Imposition of Sales and Other Taxes On E-Commerce Transactions Might Hinder E-Commerce

   We do not collect sales and other taxes when we sell our products and services over the Internet. States or local governments may seek to impose sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate e-commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could reduce our opportunity to derive profits from e-commerce. Moreover, if any state or local government or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of products and services on our system, our business might be harmed.

Demand for Our Products and Services Might Decrease if Growth in the Use of the Internet Declines

   Our future success substantially depends upon the continued growth in the use of the Internet. The number of users on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including the following, over which we have little or no control:

        . actual or perceived lack of security of information, such as credit card numbers;

        .  lack of access and ease of use;

        . inconsistent quality of service and lack of availability of cost-effective, high speed service;

        . possible outages due to year 2000 difficulties or other damage to the Internet;

        .  excessive governmental regulation; and

        .  uncertainty regarding intellectual property rights.

If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, our business would be harmed.

Government Regulation of the Internet Might Harm Our Business

   The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. In addition, governmental authorities may seek to further regulate the Internet with respect to issues such as user privacy, pornography, acceptable content, e-commerce, taxation, and the pricing, characteristics and quality of products and services. Finally, the global nature of the Internet could subject us to the laws of a foreign jurisdiction in an unpredictable manner. Any new legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which might harm our business.

   In addition, the growing use of the Internet has burdened the existing telecommunications infrastructure and has caused interruptions in telephone service. Telephone carriers have petitioned the government to regulate the Internet and impose usage fees on Internet service providers. Any regulations of this type could increase the costs of using the Internet and impede its growth, which could in turn decrease the demand for our services or otherwise harm our business.

The Price of Our Common Stock is Likely to Be Volatile and Subject to Wide Fluctuations

   The market prices of the securities of Internet-related companies have been especially volatile and these securities may be overvalued. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for Internet-related stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. Investors might be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

You Might Not Be Able to Sell Your Stock if No Market Develops for Our Stock

   Prior to our recently completed public offering, you could not buy or sell our common stock publicly. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you or at all. The initial public offering price of the common stock was determined through negotiations between the representatives of the underwriters and us and may not be representative of the price that will be sustained in the open market.

Provisions in Our Charter Documents Might Deter Acquisition Bids for Us

   We have adopted a classified board of directors and our stockholders are unable to call special meetings of stockholders, to act by written consent, to remove any director or the entire board of directors without cause, or to fill any vacancy on the board of directors, and must meet advance notice requirements for stockholder proposals. Our board of directors may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Our Officers and Directors Exert Substantial Influence Over Us

   Our executive officers, our directors and entities affiliated with them together beneficially own approximately 41.4% of our outstanding common stock following our recently completed public offering. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

   On April 23, 1999, Arne Frager and Rose G. Frager filed a complaint against us and our president, Gerald Kearby, in the Superior Court of the State of California for the County of Marin (case number CV 991826). The complaint alleges breach of contract and related claims. In particular, plaintiffs allege that in January 1996, in connection with the formation of Liquid Audio, we agreed to issue plaintiffs 750,000 shares of common stock. Plaintiffs further allege that Liquid Audio entered into a consulting agreement with Mr. Frager under which we allegedly agreed not to terminate Mr. Frager without good cause. Plaintiffs allege that we breached each of these agreements, and seek 587,870 shares of our common stock, the portion of the 750,000 shares that have not previously been issued. We believe, after consultation with counsel, that plaintiffs' claims are without merit, and intend to vigorously defend the lawsuit. However, should we have to issue additional shares to the plaintiffs, then-existing stockholders would experience dilution of their ownership interests and we would need to record an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

   On May 13, 1999, John Hempe filed a complaint against us, our president, Gerald W. Kearby, our chief technical officer, Philip R. Wiser, and other defendants not employed by us, in the San Mateo Superior Court (case number 409032). The complaint alleges, among other things, discrimination under the provisions of the California Fair Employment and Housing Act, breach of contract and breach of the covenant of good faith and fair dealing, in connection with his termination, and seeks unspecified damages. We believe, after consultation with counsel, that plaintiff's claims are without merit and intend to vigorously defend the lawsuit. However, should this litigation be decided adversely to us, we may be required to pay damages to plaintiff.

   On May 25, 1999, Microtome, Inc. notified us that it believes our Liquifier Pro Encoding Tool, when used in conjunction with our Liquid Music Player, infringes United States Patents Nos. 5,734,823 and 5,734,891, in which Microtome asserts it has rights, and asked us to cease and desist the manufacture, sale and use of these products. To our knowledge, Microtome has not yet filed a lawsuit alleging infringement of these patents, but it has indicated an intention to do so if our response is not satisfactory. Microtome has also indicated that it is willing to grant us a non-exclusive license to these patents. In the event that we cannot come to an agreement with Microtome, we might be drawn into litigation with them. We believe, after consultation with counsel, that we have meritorious defenses to any claim that the identified products infringe the claims of these patents and intend to vigorously defend any lawsuit asserting infringement of those patents. However, should any litigation be decided adversely to us, we might be required to pay substantial damages to Microtome and could be enjoined from selling those of our products that are held to infringe Microtome's patents unless and until we are able to negotiate a license from them.

   On June 29, 1999 and July 6, 1999, two corporations each suggested by letter that we review patents to which they claim rights. One of these corporations also implies that we might wish to obtain a license from them in connection with their patent rights.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended, (No. 333-77707) relating to our initial public offering of common stock, was July 8, 1999. A total of 4,200,000 shares of our common stock were sold to an underwriting syndicate which was managed by Lehman Brothers, BancBoston Robertson Stephens and U.S. Bancorp Piper Jaffray. The offering commenced and was completed on July 9, 1999 at a price of $15.00 per share. The underwriting syndicate elected to exercise its over-allotment option on July 20, 1999 for an additional 600,000 shares of our common stock at $15.00 per share. As a result of the initial public offering we received gross proceeds of $72 million, $5.04 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $950,000. Our net proceeds from this offering were approximately $66 million, all of which were deposited into our accounts in July 1999 following the close of the offering. As of June 30, 1999, we had not received or applied any of the offering proceeds.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We solicited the consent of our stockholders through two actions by written consent, each effective in April 1999. At the time of each of the solicitations, we were not subject to Regulation 14A under the Securities Exchange Act of 1934, as amended.

   The first consent requested stockholder approval to change our state of incorporation from California to Delaware by a merger with a wholly-owned subsidiary. There were 12,762,659 votes in favor and 866,036 votes not returned.

   The second consent requested the approval of the holders of our Series B Preferred Stock for the election of Eric P. Robison to the board of directors for an indefinite term. Of the shares eligible to vote, there were 3,135,867 votes in favor and 51,021 votes not returned. Other directors whose term of office as a director continued after the date of this written consent included Gerald W. Kearby, Philip R. Wiser, Ann Winblad, Silvia Kessel, Sanford R. Climan and Henry V. Barry.

   Our annual meeting of stockholders was held on June 3, 1999. At the annual meeting, stockholders voted on six matters: (i) the election of two Class I directors for a term of one year expiring in 2000, the election of two Class II directors for a term of two years expiring in 2001, and the election of two Class III directors for a term of three years; (ii) the adoption of our 1999 Employee Stock Purchase Plan, under which 500,000 shares of common stock were reserved for issuance; (iii) the amendment of our 1996 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance to a new total of 3,272,354 shares and to add provisions for automatic annual increases in the number of shares reserved; (iv) the adoption of our Restated Certificate of Incorporation, including, among other provisions, the authorization of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, and the increase in the number of shares required to amend provisions of our Certificate of Incorporation and Bylaws; (v) the adoption of our Restated Bylaws, eliminating the power of the stockholders to act by written consent;
and (vi) the ratification of the appointment of PricewaterhouseCoopers, L.L.P. as our independent auditors. The stockholders elected management's nominees as directors in an uncontested election and approved all other matters by the following votes, respectively:

    (i)  Election of directors:

-------------------------------------------------------------------------------------------------
                                                                                        Broker
                               Votes For       Votes Against       Abstentions         Non-Votes
-------------------------------------------------------------------------------------------------
 Class I
 -------
 Sanford R. Climan            9,362,448               3,984                 0                0
 Silvia Kessel                2,365,425                   0                 0                0

 Class II
 --------

 Eric P. Robison              1,936,888                   0                 0                0
 Ann Winblad                  1,981,710                   0                 0                0

 Class III
 ---------

 Gerald W. Kearby             3,078,425               3,984                 0                0
 Philip R. Wiser              3,078,425               3,984                 0                0
-------------------------------------------------------------------------------------------------

   Only holders of series of preferred stock were eligible to elect Silvia Kessel, Eric P. Robison and Ann Winblad to the board of directors. Only holders of common stock were eligible to elect Gerald W. Kearby and Philip R. Wiser to the board of directors.

   (ii)  Adoption of the 1999 Employee Stock Purchase Plan:

                                                           Broker
                Votes For   Votes Against   Abstentions   Non-Votes
                ---------   -------------   -----------   ---------

                9,362,448      3,984             0            0

   (iii) Amendment of the 1996 Equity Incentive Plan:

                                                           Broker
                Votes For   Votes Against   Abstentions   Non-Votes
                ---------   -------------   -----------   ---------

                9,358,698      7,734              0           0

   (iv)  Adoption of Restated Certificate of Incorporation:

                                                           Broker
                Votes For   Votes Against   Abstentions   Non-Votes
                ---------   -------------   -----------   ---------

                9,366,432         0               0           0

   (v)   Adoption of Restated Bylaws:

                                                           Broker
                Votes For   Votes Against   Abstentions   Non-Votes
                ---------   -------------   -----------   ---------

                9,362,682      3,750             0            0

   (vi) Ratification of PricewaterhouseCoopers, L.L.P. as our independent auditors:

                                                           Broker
                Votes For   Votes Against   Abstentions   Non-Votes
                ---------   -------------   -----------   ---------

                9,366,432         0              0            0

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   August 13, 1999                   LIQUID AUDIO, INC.


                                          /s/ Gerald W. Kearby
                                          --------------------------------
                                           GERALD W. KEARBY
                                           President, Chief Executive Officer
                                           and Director


                                          /s/ Gary J. Iwatani
                                          --------------------------------
                                           GARY J. IWATANI
                                           Senior Vice President and Chief
                                           Financial Officer

                              LIQUID AUDIO, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999


EXHIBIT NO.                 EXHIBIT DESCRIPTION
-----------                 -------------------

   27.1                     Financial Data Schedule