Form 10-Q
period 1999-09-30
LIQUID AUDIO INC
filed 1999-11-15
CIK 1016613

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _____________________.

                   Commission File Number: _________________

                               LIQUID AUDIO, INC.

             (Exact name of registrant as specified in its charter)


     Delaware                                          77-0421089
-------------------------------                     ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


810 Winslow Street, Redwood City, CA                        94063
--------------------------------------------         -------------------
   (Address of  principal executive offices)             (Zip Code)

                                (650) 549-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X       Yes               No
                                    -------------    -------------

As of October 31, 1999, there were 18,876,723 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION..........................................................................   3


 Item 1.  Financial Statements.........................................................................   3
            Condensed Balance Sheet as of September 30, 1999 and December 31, 1998
            Condensed Statement of Operations for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998
            Condensed Statement of Cash Flows for the nine months ended September 30, 1999 and 1998
            Notes To Condensed Financial Statements
 Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................  11
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  33

PART II. OTHER INFORMATION.............................................................................  34

 Item 1. Legal Proceedings.............................................................................  34
 Item 2. Changes in Securities and Use of Proceeds.....................................................  34
 Item 3. Defaults Upon Senior Securities...............................................................  34
 Item 4. Submission of Matters to a Vote of Security Holders...........................................  34
 Item 5. Other Information.............................................................................  34
 Item 6. Exhibits and Reports on Form 8-K..............................................................  34

SIGNATURES.............................................................................................  35

INDEX TO EXHIBITS FOR FORM 10-Q........................................................................  36

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

                               Liquid Audio, Inc.
                            Condensed Balance Sheet
                  (in thousands, except share data; unaudited)

                                                                                           September 30,         December 31,
                                                                                                1999                 1998
                                                                                         ---------------      ----------------
Assets
Current assets:

  Cash and cash equivalents..........................................................           $ 62,913              $ 14,143
  Short-term investments.............................................................              7,603                 3,001
  Accounts receivable, net...........................................................                183                   376
  Receivables from strategic related partners........................................                942                   615
  Other current assets...............................................................                917                   314
                                                                                           -------------        --------------
     Total current assets............................................................             72,558                18,449
                                                                                           -------------        --------------
Property and equipment, net..........................................................              4,320                 1,507
Other assets.........................................................................                117                    70
                                                                                           -------------        --------------
       Total assets..................................................................           $ 76,995              $ 20,026
                                                                                           =============        ==============
Liabilities, mandatorily redeemable convertible
preferred stock and warrants and stockholders'
equity (deficit)
Current liabilities:
  Accounts payable...................................................................           $  2,177              $    802
  Accrued expenses and other current
  liabilities........................................................................              2,361                   932
  Deferred revenue...................................................................              1,191                 1,177
  Capital lease obligations, current
  portion............................................................................                185                   197
  Equipment loan, current portion....................................................                589                   281
                                                                                           -------------        --------------
     Total current liabilities.......................................................              6,503                 3,389
                                                                                           -------------        --------------
Capital lease obligations, non-current
portion..............................................................................                231                   330
Equipment loan, non-current portion..................................................                879                   639
Note payable to strategic related partner............................................                425                    --
                                                                                           -------------        --------------
       Total liabilities.............................................................              8,038                 4,358
                                                                                           -------------        --------------
Series A, B and C mandatorily redeemable convertible
  preferred stock and warrants.......................................................                --                 29,801
                                                                                           -------------        --------------

Stockholders' equity (deficit):
  Common stock.......................................................................                 19                     4
  Additional paid-in capital.........................................................            102,362                 3,917
  Unearned compensation..............................................................             (1,371)               (2,035)
  Accumulated deficit................................................................            (32,053)              (16,019)
                                                                                           -------------        --------------
       Total stockholders' equity (deficit)..........................................             68,957               (14,133)
       Total liabilities, mandatorily redeemable convertible
          preferred stock and warrants and stockholders'.............................      -------------        --------------
          equity (deficit)...........................................................           $ 76,995              $ 20,026
                                                                                           =============        ==============

           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                (in thousands, except share amounts; unaudited)

                                                           Three Months Ended                          Nine Months Ended
                                                               September 30,                              September 30,
                                                  -------------------------------------      -------------------------------------
                                                        1999                  1998                 1999                  1998
                                                  ---------------      ----------------      ---------------      ----------------
Net revenues:
 License......................................          $   476               $   374             $  1,129              $    808
 Services.....................................              177                   104                  367                   169
 Business development - strategic related
   partners...................................            1,132                   525                1,565                   750
                                                  -------------        --------------        -------------        --------------
       Total net revenues.....................            1,785                 1,003                3,061                 1,727
                                                  -------------        --------------        -------------        --------------
Cost of net revenues:
 License......................................               58                    63                  156                   175
 Services.....................................              324                    70                  649                   170
 Business development - strategic related
   partners...................................               66                    --                   68                    --
                                                  -------------        --------------        -------------        --------------
       Total cost of net revenues.............              448                   133                  873                   345
                                                  -------------        --------------        -------------        --------------
Gross profit..................................            1,337                   870                2,188                 1,382
Operating expenses:
 Sales and marketing..........................            2,533                   887                6,449                 2,676
 Research and development.....................            3,449                 1,028                7,710                 2,666
 General and administrative...................              741                   548                1,741                 1,155
 Strategic marketing--equity instruments......              826                    --                2,190                    --
 Stock compensation expense...................              330                   339                1,119                   882
                                                  -------------        --------------        -------------        --------------
       Total operating expenses...............            7,879                 2,802               19,209                 7,379
                                                  -------------        --------------        -------------        --------------
Loss from operations                                     (6,542)               (1,932)             (17,021)               (5,997)
Interest and other income, net................              722                   104                  986                    51
                                                  -------------        --------------        -------------        --------------
 Net loss.....................................          $(5,820)              $(1,828)            $(16,035)             $ (5,946)
                                                  =============        ==============        =============        ==============

Net loss per share:
 Basic and diluted............................           $(0.35)               $(0.74)              $(2.07)               $(2.67)
                                                  =============        ==============        =============        ==============
 Weighted average shares......................           16,821                 2,457                7,755                 2,227
                                                  =============        ==============        =============        ==============


                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                               Nine Months Ended September 30,
                                                                          -------------------------------------
                                                                                     1999                  1998
                                                                          ---------------      ----------------
Cash flows from operating activities:
  Net loss.............................................................          $(16,035)             $ (5,946)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................               646                   262
     Amortization of unearned compensation.............................             1,119                   882
     Allowance for doubtful accounts...................................                33                   180
     Equity investment losses..........................................               378                    --
     Strategic marketing-equity instruments............................             2,190                    --
     Other.............................................................                49                    --
     Changes in assets and liabilities:
       Accounts receivable.............................................               160                  (278)
       Receivables from strategic related partners.....................              (327)                  (57)
       Other assets....................................................              (650)                 (197)
       Accounts payable................................................             1,375                   (60)
       Accrued expenses and other current liabilities..................             1,429                   291
       Deferred revenue................................................                14                   684
                                                                            -------------        --------------
       Net cash used in operating activities...........................            (9,619)               (4,239)
                                                                            -------------        --------------
Cash flows from investing activities:
  Acquisition of property and equipment................................            (3,422)                 (480)
  Sale of short-term investments.......................................            (4,602)               (1,005)
                                                                            -------------        --------------
       Net cash used in investing activities...........................            (8,024)               (1,485)
                                                                            -------------        --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............................            66,013                     4
  Proceeds from issuance of mandatorily redeemable convertible
     preferred stock...................................................                --                21,554
  Payments made under capital leases...................................              (148)                  (76)
  Proceeds from equipment loan.........................................               846                    --
  Payments made under equipment loan...................................              (298)                   --
  Payments made under line of credit...................................                --                  (400)
  Proceeds from short-term loan........................................                --                 1,160
  Payments on short-term loan..........................................                --                (1,160)
                                                                            -------------        --------------
       Net cash provided by financing activities.......................            66,413                21,082
                                                                            -------------        --------------
Net increase in cash and cash equivalents..............................            48,770                15,358
Cash and cash equivalents at beginning of period.......................            14,143                 2,387
                                                                            -------------        --------------
Cash and cash equivalents at end of period.............................          $ 62,913              $ 17,745
                                                                            =============        ==============
Supplemental disclosures:
  Cash paid for interest...............................................          $    138              $    101
Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases.........          $     37              $    177
  Issuance of common stock to strategic partner........................          $  1,100              $  --
  Issuance of warrants to strategic partners...........................          $  1,090              $  --
  Equity investment with note payable..................................          $    378              $  --

           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

   Liquid Audio, Inc. (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999 with the goal of becoming the premier provider of software applications and services that enable the secure delivery, promotion and sale of digital music over the Internet through online retailers and music web sites. To this end, the Company has developed an end-to-end solution for promoting and distributing music over the Internet. The Company's solutions enable the secure distribution of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

   In July 1999, the Company completed its initial public offering of common stock. A total of 4,800,000 shares were sold at $15.00 per share. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $65.9 million.

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

   Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation.

NOTE 2 - BALANCE SHEET COMPONENTS (in thousands):

                                                                       September 30,              December 31,
                                                                           1999                       1998
                                                                 ----------------------     ---------------------
Accounts receivable, net:
Accounts receivable............................................                 $ 339                     $ 607
Less: Allowance for doubtful accounts..........................                  (156)                     (231)
                                                                                -----                     -----
                                                                                $ 183                     $ 376
                                                                                =====                     =====

   Write-offs against the allowance for doubtful accounts were $108,000 and $34,000 for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

                                                                       September 30,               December 31,
                                                                           1999                        1998
                                                                  ----------------------      ---------------------
Property and equipment:
   Computer equipment and purchased software....................               $ 4,673                     $1,460
   Furniture and fixtures.......................................                   488                        324
   Leasehold improvements.......................................                   411                        329
                                                                               -------                     ------
                                                                                 5,572                      2,113
   Less:  accumulated depreciation and amortization.............                (1,252)                      (606)
                                                                               -------                     ------
                                                                               $ 4,320                     $1,507
                                                                               =======                     ======

   Property and equipment includes $766,000 and $729,000 of equipment under capital leases at September 30, 1999 and December 31, 1998, respectively. Accumulated depreciation and amortization for equipment under capital leases was $544,000 and $352,000 at September 30, 1999 and December 31, 1998, respectively.

                                                                September 30,                 December 31,
                                                                    1999                          1998
                                                             ----------------------     ----------------------
Accrued expenses and other current liabilities:
  Compensation and benefits..................................                $  975                      $ 345
  Consulting and professional services.......................                   449                        147
  Accrued marketing expenses.................................                   389                        162
  Other......................................................                   548                        278
                                                                             ------                      -----
                                                                             $2,361                      $ 932
                                                                             ======                      =====

NOTE 3 - STRATEGIC RELATED PARTNERS:

   In April 1998, the Company signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. The Company owns 18% of the outstanding common stock of LAJ and is accounting for its investment in LAJ using the equity method of accounting. In December 1998, the company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea using the Company's technology and products. The Company owns 40% of the outstanding common stock of LAK and is accounting for its investment in LAK using the equity method of accounting. In September 1999, the Company signed a letter of intent with a strategic partner to form another Asian corporation to develop a local business to enable the digital delivery of music to customers in Taiwan and Hong Kong. This letter of intent expires in December 1999.

   Business development revenues are as follows (in thousands):

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                             ---------------------------------     --------------------------------
                                                                    1999               1998              1999               1998
                                                              --------------     --------------     -------------     --------------
Business development revenues:
  Consulting and other services.............................         $  910              $ 525            $1,243              $ 750
  License fees and other....................................            222                 --               322                 --
                                                                     ------              -----            ------              -----
                                                                     $1,132              $ 525            $1,565              $ 750
                                                                     ======              =====            ======              =====

   At September 30, 1999, fees received in advan of recognition as business development revenues were $555,000 and are classified as deferred revenue on the balance sheet. Of this amount, $417,000 will be recognized ratably as revenue over the five months ending February 28, 2000. The remaining balance represents a deposit on future deliveries of products.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                  -------------------------------------      -------------------------------------
                                                         1999                 1998                  1999                 1998
                                                  ---------------      ----------------      ---------------      ----------------
Numerator:
  Net loss...................................             $(5,820)              $(1,828)            $(16,035)              $(5,946)
                                                          =======               =======             ========               =======
Denominator:
  Weighted average shares....................              17,396                 4,013                8,469                 3,923
  Weighted average unvested   common shares
   subject to   repurchase...................                (575)               (1,556)                (714)               (1,696)
                                                          -------               -------             --------               -------
  Denominator for basic and diluted
  calculation................................              16,821                 2,457                7,755                 2,227
                                                          =======               =======             ========               =======
Net loss per share:
  Basic and diluted..........................             $ (0.35)              $ (0.74)            $  (2.07)              $ (2.67)
                                                          =======               =======             ========               =======

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                                  September 30,
                                                                        --------------------------------
                                                                              1999              1998
                                                                        --------------    --------------
Series A mandatorily redeemable convertible preferred stock.........                --             3,050
Series B mandatorily redeemable convertible preferred stock.........                --             3,187
Series C mandatorily redeemable convertible preferred stock.........                --             3,507
Mandatorily redeemable convertible preferred stock warrants.........                --                20
Common stock options................................................             1,336               850
Common stock warrants...............................................               695                49
                                                                                 -----            ------
                                                                                 2,031            10,663
                                                                                 =====            ======

NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

   In June 1999, the Company signed a strategic marketing agreement with Amazon.com, Inc. ("Amazon.com"). Pursuant to this agreement, the Company issued warrants to purchase approximately 381,000 shares of the Company's common stock at $6.56 per share of which 254,000 shares vest immediately and 127,000 shares vest over a twelve-month period commencing if and when the Company and Amazon.com sign a definitive agreement to utilize the Company's technology for a specific business program. The warrants expire through June 2004. With respect to the immediately vested 254,000 shares, the Company has valued these shares at approximately $2.0 million, based on the Black-Scholes pricing model and the provisions of the Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), which is being recognized as strategic marketing-equity instruments expense over the term of the related agreements, as appropriate. With respect to the 127,000 shares, which will vest over a twelve-month period, these shares will be valued at the then fair market value of the Company's common stock if and when a commitment for performance by Amazon.com has been reached or at a date when Amazon.com has performed its contractual obligations under the agreement.

   In June 1999, the Company signed an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music ("EMI") to facilitate the production of music for delivery over the Internet utilizing the Company's technology. Pursuant to this agreement, the Company issued and delivered 100,000 shares of common stock to EMI. These shares were valued at $1.1 million and recognized as strategic marketing-equity instruments expense during the three months ended June 30, 1999.

   In August 1999, the Company signed a marketing and distribution agreement with an Internet portal to promote the digital distribution of digital music and the Internet portal's web site. Under the agreement, the Company agreed to grant the Internet portal three warrants totaling 250,000 shares of common stock, which has been accounted for in accordance with EITF 96-18. The first warrant for 83,334 shares at $26.36 per share vests immediately and has been valued by the Company using the Black-Scholes pricing model at $903,000, which is being recognized ratably as strategic marketing-equity instruments expense over a twelve-month period. The second warrant for 83,333 shares at $40.00 per share vests in August 2000. The value of the warrant is being determined using the Black-Scholes pricing model, which was

$1.9 million at September 30, 1999, and is being recognized ratably as marketing-equity instruments expense over a twelve-month period and is being remeasured each period by the Company until the warrant vests. The third warrant, which may be issued if the relationships with the Internet portal is extended beyond the first year, for 83,333 shares at $50.00 per share would commence to vest in August 2000, at which time the Company will determine the value of this warrant.

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

Overview
--------

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 300 affiliated music-related and music retailer websites. In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim to lay the groundwork for offering digital music download services to consumers in these markets.

   To date, we have derived our revenues principally from the licensing of software products and service fees associated with business development contracts. We license our software products to record companies, artists and websites. Software license revenues, net of a provision for estimated sales returns, are recognized upon shipment of the product to the customer. We also generate services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists. We defer and recognize maintenance and hosting fees as service revenue ratably over the life of the related contract, which is typically one year. We intend to increase our services revenues by significantly expanding our hosting and music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the Liquid Muze Previews service for sample music clips. Business development revenues primarily consist of fees from agreements under which we assist strategic related partners with the development of businesses that use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are based upon agreements under which the strategic related partners are contractually obligated to pay us consulting service fees and software license fees related to the establishment of businesses in various countries. We recognize the fees as they are earned; the specific timing of this recognition depends on the terms and conditions of the particular contractual arrangements. We bear full credit risk with respect to substantially all sales.

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

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of September 30, 1999 we had an accumulated deficit of approximately $32.1 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
----------------------

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.


                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                          ----------------------    -----------------------
                                                                              1999       1998          1999         1998
                                                                          -----------  ---------    -----------  ----------
Net revenues:
 License............................................................           27%            37%           37%           47%
 Services...........................................................           10             11            12            10
 Business development - strategic related partners..................           63             52            51            43
                                                                            -----          -----         -----         -----
   Total net revenues...............................................          100            100           100           100
                                                                            -----          -----         -----         -----
Cost of net revenues:
 License............................................................            3              6             5            10
 Services...........................................................           18              7            21            10
 Business development - strategic related partners..................            4             --             2            --
                                                                            -----          -----         -----         -----
   Total cost of net revenues.......................................           25             13            28            20
                                                                            -----          -----         -----         -----
Gross profit........................................................           75             87            72            80
                                                                            -----          -----         -----         -----

Operating expenses:
 Sales and marketing................................................          142             88           211           155
 Research and development...........................................          193            103           252           154
 General and administrative.........................................           42             55            57            67
 Strategic marketing-equity instruments.............................           46             --            72            --
 Stock compensation expense.........................................           18             34            36            51
                                                                            -----          -----         -----         -----
   Total operating expenses.........................................          441            280           628           427
                                                                            -----          -----         -----         -----
Loss from operations................................................         (366)          (193)         (556)         (347)
Interest and other income, net......................................           40             11            32             3
                                                                            -----          -----         -----         -----
Net loss............................................................        (326)%         (182)%        (524)%        (344)%
                                                                            =====          =====         =====         =====

Three Months Ended September 30, 1999 and 1998

Total Net Revenues

   Total net revenues increased 78% to $1.8 million for the three months ended September 30, 1999 from $1.0 million in the comparable period of 1998.

   License. License revenues increased 27% to $476,000 for the three months ended September 30, 1999 from $374,000 in the comparable period of 1998. This increase relates to additional Liquid Player license fees received under an agreement with a customer. Under this agreement, of which the term ends on December 31, 1999, we receive total fees of $1.5 million, the timing of payments of which is based on the delivery of a specific Liquid Player license. Upon delivery of this license in November 1998, $1.0 million was received and is being recognized ratably over the 14 months ended December 31, 1999. An additional $500,000 was received in May 1999 and is being recognized ratably over the 8 months ended December 31, 1999. Due to our shift in marketing emphasis from software licensing to the delivery of digital music services, however, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 1999 period from the 1998 period, which partially offset the increase in Liquid Player revenues described above.

   Services. Services revenues increased 70% to $177,000 for the three months ended September 30, 1999 from $104,000 in the comparable period of 1998. This increase was due to addition to revenues from promotion and advertising services, Liquid Muze Previews service, and music sales in the 1999 period.

   Business Development - Strategic Related Partners. Business development revenues increased 116% to $1.1 million for the three months ended September 30, 1999 from $525,000 in the comparable period of 1998. Of the total business development fees in the third quarter of 1999, $250,000 were earned from our strategic partner in Japan and relate to a non-refundable fee of $1.0 million that was received in March 1999 and is being recognized as services revenue ratably over the 12-month term of the related agreement. Additionally, $500,000 in services fees were earned from our Japanese strategic partner related to the signing of a letter of intent to develop a local business in Taiwan and Hong Kong, $372,000 were earned from Liquid Audio Korea consisting of consulting services fees, software licensing and equipment sales, and $10,000 were earned from other software licensing sales. Services fees of $525,000 in the third quarter of 1998 were earned principally under an agreement with our Korean strategic partner.

   Four customers represented approximately 86% of total net revenues for the three months ended September 30, 1999 and one customer represented approximately 50% of total net revenues in the comparable period of 1998. International revenues represented approximately 65% and 66% of total net revenues for the three months ended September 30, 1999 and 1998, respectively.

Total Cost of Net Revenues

   Our gross profit decreased to approximately 75% of total net revenues for the three months ended September 30, 1999 from approximately 87% of total net revenues in the comparable period of 1998.

   License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $58,000 for the three months ended September 30, 1999 and $63,000 in the comparable period of 1998, a decrease of 8%. Cost of license revenues decreased due to product mix differences and the cancellation of certain technology licenses in 1999.

   Services. Cost of services revenues primarily consists of compensation for customer service and encoding personnel and an allocation of our occupancy costs and other overhead. Cost of services revenues increased 363% to $324,000 for the three months ended September 30, 1999 from $70,000 in the comparable period of 1998. The increase in cost of services revenues was due primarily to the addition of encoding and customer service personnel and higher depreciation due to capital investments in network infrastructure.

   Business Development - Strategic Related Partners. Cost of business development revenues primarily consists of equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $66,000 for the three months ended September 30, 1999 and $0 for the comparable period of 1998.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 186% to $2.5 million for the three months ended September 30, 1999 from $887,000 in the comparable period of 1998. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

   Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 236% to $3.4 million for the three months ended September 30, 1999 from $1.0 million in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

   General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 35% to $741,000 for the three months ended September 30, 1999 from $548,000 in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. General and administrative expenses declined as a percentage of total net revenues. We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status.

   Strategic Marketing-Equity Instruments. Common stock expense is based on the estimated fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $826,000 for the three months ended September 30, 1999 and $0 in the comparable period of 1998. In June 1999, we signed an Advertising Agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement, of which $506,000 has been recognized as strategic marketing-equity instruments expense in the three months ended September 30, 1999. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a twelve-month period, if and when we sign a definitive agreement with Amazon.com to utilize our technology for a specific business program. These shares will be valued at the then fair market value of our common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! Inc. ("Yahoo!") to promote the distribution of digital music on its web site. In connection to this agreement, we agreed to grant Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vest immediately and is valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and is being remeasured each period until the warrant vests, based on the fair market value at the end of each period. At September 30, 1999, this warrant is valued at $1.9 million, which is being recognized ratably over the one-year term of the agreement. For the three months ended September 30, 1999, $104,000 and $216,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant, which may be issued if the relationship with Yahoo! is extended beyond the first year, for 83,333 shares would commence to vest in August 2000, at which time the warrant will be valued.

   Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. Stock compensation expense is based on the difference between the fair market value of our common stock and the exercise price of options to purchase that stock on the date of the grant, and is being recognized on an appropriate accelerated basis over the vesting periods of the related options, usually four years. The total unearned compensation recorded by us from inception to September 30, 1999 was $4.3 million. We recognized $330,000 and $339,000 of stock compensation expense for the three months ended September 30, 1999 and 1998. We expect quarterly amortization related to those options to be approximately $250,000 for fourth quarter of 1999 and between $200,000 and $130,000 per quarter during 2000 and annual amortization to be $330,000 during 2001 and $100,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

   Interest and Other Income, Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest and other income, net increased to $722,000 for the three months ended September 30, 1999 from $104,000 in the comparable period of 1998. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial public offering of our common stock in July 1999, offset by interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during 1999 and 1998.

Nine Months Ended September 30, 1999 and 1998

Total Net Revenues

   Total net revenues increased 77% to $3.1 million for the nine months ended September 30, 1999 from $1.7 million in the comparable period of 1998.

   License. License revenues increased 40% to $1.1 million for the nine months ended September 30, 1999 from $808,000 in the comparable period of 1998. Due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 1999 period from the 1998 period, which partially offset the increase in Liquid Player revenues described above.

   Services. Services revenues increased 117% to $367,000 for the nine months ended September 30, 1999 from $169,000 in the comparable period of 1998. This increase was due to increased maintenance and hosting fees and the addition of revenues from promotion and advertising services, Liquid Muze Previews service, and music sales in the 1999 period.

   Business Development - Strategic Related Partners. Business development revenues increased 109% to $1.6 million for the nine months ended September 30, 1999 from $750,000 in the comparable period of 1998. Of the total business development fees in the first nine months of 1999, $583,000 were earned from our strategic partner in Japan and relate to a non-refundable fee of $1.0 million that was received and is being recognized as services revenue ratably over the 12-month term of the related agreement, an additional $500,000 in services fees were earned from our Japanese strategic partner related to the signing of a letter of intent to develop a local business in Taiwan and Hong Kong, $110,000 of software license sales to Liquid Audio Japan, and $372,000 were earned from Liquid Audio Korea consisting of consulting services fees, software licensing and equipment sales. Services fees of $500,000 and $250,000 in the first nine months of 1998 were earned under an agreement with our strategic partner in Korea and from our strategic partner in Japan under a separate agreement, respectively.

   Four customers represented approximately 82% of total net revenues for the nine months ended September 30, 1999 and two customers represented approximately 42% of total net revenues in the comparable period of 1998. International revenues represented approximately 52% and 62% of total net revenues for the nine months ended September 30, 1999 and 1998, respectively.

Total Cost of Net Revenues

   Our gross profit decreased to approximately 72% of total net revenues for the nine months ended September 30, 1999 from approximately 80% of total net revenues in the comparable period of 1998.

   License. Cost of license revenues was $156,000 for the nine months ended September 30, 1999 and $175,000 in the comparable period of 1998, a decrease of 11%. Cost of license revenues decreased due to product mix differences and the cancellation of certain third-party technology licenses.

   Services. Cost of services revenues increased 282% to $649,000 for the nine months ended September 30, 1999 from $170,000 in the comparable period of 1998. The increase in cost of services revenues was due primarily to the addition of encoding and customer service personnel and higher depreciation due to capital investments in network infrastructure.

   Business Development - Strategic Related Partners. Cost of business development revenues were $68,000 for the nine months ended September 30, 1999 and $0 for the comparable period of 1998.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased 141% to $6.4 million for the nine months ended September 30, 1999 from $2.7 million in the comparable period of 1998. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. The nine month period ended September 30, 1999 includes a $378,000 impairment loss on our investment in Liquid Audio Japan.

   Research and Development. Research and development expenses increased 189% to $7.7 million for the nine months ended September 30, 1999 from $2.7 million in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure.

   General and Administrative. General and administrative expenses increased 51% to $1.7 million for the nine months ended September 30, 1999 from $1.2 million in the comparable period of 1998. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees.

   Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments expense was $2.2 million for the nine months ended September 30, 1999 and $0 in the comparable period of 1998. Strategic marketing-equity instruments expense relates to common stock and warrants issued to our strategic partners as part of marketing and content agreements with these partners.

   Stock Compensation Expense. We recognized $1.1 million and $882,000 of stock compensation expense for the nine months ended September 30, 1999 and 1998, respectively.

   Interest and Other Income, Net. Interest and other income, net increased to $986,000 for the nine months ended September 30, 1999 from $51,000 in the comparable period of 1998. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial public offering of common stock in July 1999, offset by interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

   Since inception, we have financed our operations primarily through the initial public offering of common stock, private placement of our preferred stock, equipment financing, lines of credit and short-term loans. As of September 30, 1999, we had raised $65.9 million through our initial public offering of common stock, $29.8 million through the sale of our preferred stock and had approximately $70.5 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $9.6 million and $4.2 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses before non-cash charges, which include an equity investment loss in

Liquid Audio Japan and strategic marketing-equity instruments expense in the 1999 period, offset by increases in accounts payable and accrued expenses and other current liabilities.

   Net cash used in investing activities was $8.0 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities was related to the acquisition of property and equipment and purchases of short-term investments.

   Net cash provided by financing activities was $66.4 million and $21.1 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by financing activities for the first nine months of 1999 was due primarily to the proceeds from our initial public offering of common stock. The net cash provided by financing activities for the first nine months of 1998 was due primarily to the proceeds from the private sales of our preferred stock.

   We have a bank revolving line of credit for up to $1.0 million based on 80% of eligible accounts receivable. As of September 30, 1999, we had no borrowings under the revolving line of credit. Any advances would bear interest at the bank's prime interest rate and would be collateralized by substantially all of our assets. We have a bank equipment loan facility that provides for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through September 30, 1999. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of September 30, 1999, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $880,000 as of December 31, 1998 and are payable in monthly installments through 2002 and a strategic related partner note in the amount of $425,000 that was issued in the three months ended March 31, 1999. The strategic related partner note payable was issued to Super Factory, Inc., an entity affiliated with our Japanese strategic partner, Super Stage Itochu, and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

   Although we have no material commitments for capital expenditures or strategic investments, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate that we will continue to add computer hardware resources, deploy additional computer data centers worldwide and expand our primary office facility during the next 12 months. We may also use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Market Risk Disclosure
----------------------

   At September 30, 1999, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $7.6 million. We had a strategic related partner loan outstanding at September 30, 1999 of $425,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998 and September 30, 1999, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability


   Our accumulated deficit as of September 30, 1999 was approximately $32.1 million. We had net losses of approximately $8.5 million in 1998 and $16.0 million in the first nine months of 1999. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

   We also intend to increase our expenditures on marketing the Liquid Audio brand because we believe brand awareness will be critical to increasing our affiliates and end-user awareness. Our increased marketing expenses may not result in an increase of our brand awareness. Similarly, we may not achieve increased revenues even if we are successful in increasing our brand awareness. If we do not increase our revenues as a result of our branding and other marketing efforts or if we otherwise fail to promote our brand successfully, our business would be harmed.

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

The market for digital delivery of music over the Internet is highly competitive, and if we cannot compete effectively, our ability to generate meaningful revenues would suffer dramatically

   Competition among companies in the business of digital delivery of music over the Internet is intense. If we do not compete effectively or if we experience pricing pressures, reduced margins or loss of market share resulting from increased competition, our business might be harmed.

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

Our revenues would be negatively affected by the loss of a significant customer

   We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for the four quarters of 1998 and the three quarters of 1999 represented approximately 81%, 96%, 89%, 88%, 80%, 97%, and 93%, respectively, of our total net revenues. The loss of Liquid Audio Japan, Liquid Audio Korea or Adaptec, Inc. or any other significant customer or any significant reduction of total net revenues generated by these or other significant customers would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

Several of our customers have had limited operating histories, are unprofitable and might have difficulty meeting their payment obligations to us

   Several of our significant customers, including our international partners Liquid Audio Japan and Liquid Audio Korea, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of September 30, 1999, 20% of accounts receivable, or $262,000, was more than 30 days past due. We have provided adequate reserves for past due amounts.

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

Our officers and directors exert substantial influence over us

   Our executive officers, our directors and entities affiliated with them together beneficially own approximately 40.4% of our outstanding common stock following our recently completed public offering. As a result, these stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

   None.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
   The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended, (No. 333-77707) relating to our initial public offering of common stock, was July 8, 1999. A total of 4,200,000 shares of our common stock were sold to an underwriting syndicate which was managed by Lehman Brothers, BancBoston Robertson Stephens and U.S. Bancorp Piper Jaffray. The offering commenced and was completed on July 9, 1999 at a price of $15.00 per share. The underwriting syndicate elected to exercise its over-allotment option on July 20, 1999 for an additional 600,000 shares of our common stock at $15.00 per share. As a result of the initial public offering we received gross proceeds of $72 million, $5.04 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.1 million. Our net proceeds from this offering were approximately $65.9 million, all of which were deposited into our accounts in July 1999 following the close of the offering. As of June 30, 1999, we had not received or applied any of the offering proceeds.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

 ITEM 5.  OTHER INFORMATION

   None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          EX-27.1 - Financial Data Schedule

   (b)    Reports on Form 8-K

          None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 15, 1999         LIQUID AUDIO, INC.

                                 /s/ Gerald W. Kearby
                                 ----------------------------------------------
                                 GERALD W. KEARBY
                                 President, Chief Executive Officer and Director

                                 /s/ Gary J. Iwatani
                                 ----------------------------------------------
                                 GARY J. IWATANI
                                 Senior Vice President and Chief Financial
                                 Officer

                              LIQUID AUDIO, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   27.1        Financial Data Schedule