Form 10-K
period 1999-12-31
LIQUID AUDIO INC
filed 2000-03-30
CIK 1016613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended: December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from       to

                        Commission File Number 000-25977

                               ----------------

                               LIQUID AUDIO, INC.
             (Exact name of Registrant as specified in its charter)

                                                       77-0421089
                Delaware                 (I.R.S. Employer Identification Number)
    (State or other jurisdiction of
     incorporation or organization)

                                                         94063

                                                       (zip code)
 2221 Broadway Redwood City, California
    (address of principal executive
                offices)

       Registrant's telephone number, including area code: (650) 549-2000

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $369,160,628 as of December 31, 1999 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 21,875,256 shares of the Registrant's Common Stock issued and outstanding on December 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of Liquid Audio, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders tentatively scheduled to be held on June 9, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIQUID AUDIO, INC.
                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
 PART I

 ITEM 1.  BUSINESS................................................................    1
 ITEM 1A. COMPANY RISK FACTORS....................................................   12
 ITEM 2.  PROPERTIES..............................................................   21
 ITEM 3.  LEGAL PROCEEDINGS.......................................................   21
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................   22
 PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...   23
 ITEM 6.  SELECTED FINANCIAL DATA.................................................   24
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS..........................................................   25
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............   32
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..............................   32
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...................................................   32
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................   33
 ITEM 11. EXECUTIVE COMPENSATION..................................................   37
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........   37
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................   37
 PART 1V
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........   37

                                     PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included herein and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

The Company

   We provide a leading open platform that enables the digital delivery of music over the Internet. Our software products and services give artists and record companies the ability to create, syndicate and sell recorded music with copy protection and copyright management through websites and retailers. Through our Liquid Music Network, a network of over 450 third party music related websites and retailers, we help artists and record companies distribute, promote and sell their recorded music. From the growing catalog of syndicated music which is available through our Liquid Music Network affiliates, consumers can preview and purchase digital music. Consumers then can transfer downloaded music to recordable compact discs and to digital consumer devices following release by consumer electronics manufacturers. Our solution is based on an open technical architecture that is designed to support multiple leading digital music formats, including mp3 and Dolby AC-3. Numerous record companies and recording artists have used our platform to promote music releases, including Atlantic Records, BMG North America, Capitol Records, Columbia House, Dreamworks Records, EMI Music Group, Epic Records, Mammoth Records, Rounder Records, Tommy Boy Records, Warner Music Group, Tori Amos, David Bowie, Bruce Hornsby, The Dave Matthews Band, Sarah McLachlan and Alanis Morissette.

The Liquid Audio Platform

   We provide a variety of products and services to enable the creation and publication, syndication, and promotion and sale of downloadable digital music over the Internet:

  . Creation and Publication. We offer software tools to encode digital music, and services that can encode up to approximately 20,000 individual music samples per day. We also offer server software that hosts and distributes encoded music files.

  . Syndication. Our delivery service, the Liquid Music Network, makes syndicated music content available to websites, including websites operated by music retailers. We also offer Internet hosting services for artists and record labels. In addition, we have developed software applications to enable digital music delivery through kiosks located in retail stores.

  . Promotion and Sale. We offer server software and services to manage the secure transfer and sale of digital music, and report and audit digital music sales. Our Liquid Player software, a desktop software application, also allows the consumer to preview or purchase and download digital recorded music. Our next version of the Liquid Player, targeted for final release in the first half of 2000, will enable the output of digital music to portable consumer devices. We also provide a set of e-commerce services to artists, including credit card processing, the remittance of royalty payments and detailed transaction reports.

   Our solution provides the following benefits:

  . Superior Consumer Experience. Our solution enables consumers to purchase and download a wide variety of near compact disc quality music online. We make it simple to search for, sample and buy selected digital recorded music from a rapidly growing inventory. Our Liquid Player also enables digital music to be transferred to a compact disc by means of a recordable compact disc device.

  . Global Reach. Our platform allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels and amateur musicians who have limited access to traditional retail distribution channels.

  . Increased Revenues and Lower Costs. Through our solution, record companies and artists can generate increased revenues by offering their entire catalog of existing music as well as singles and periodic releases. Our products and services provide a cost-effective way to digitally offer entire music catalogs to consumers by reducing the costs associated with physical manufacturing, warehousing and shipping.

  . Security and Compliance. Our platform protects against piracy by authenticating, limiting and tracking the number of copies made of a digitally delivered sound recording. Our platform also enables the sale over the Internet of digital recorded music in compliance with geographic distribution limitations.

Strategic Relationships and Customers

   Music Syndication Relationships. We plan to continue to build relationships with key third parties engaged in the distribution, promotion and syndication of digital music. We believe that these relationships will enhance our ability to provide a rich variety of music to consumers.

  . Amazon.com. We have entered into an advertising agreement with Amazon.com. Under that agreement, we are providing promotional music downloads for Amazon.com's music website.

  . BMG Entertainment. We have entered into a digital music distribution agreement with BMG Entertainment whereby BMG will utilize our technology and distribution services to promote and sell songs from BMG's recording artists through music destination and retail sites within the Liquid Music Network.

  . CDnow. We have entered into an agreement with CDnow to provide digital delivery of music titles for promotion and sale to consumers through its online retail website, cdnow.com. Through our Liquid Music Network, we will enable the website to offer for sale syndicated music content.

  . EMI Recorded Music. We have entered into a letter agreement with Virgin
    Holdings, Inc., an affiliate of EMI Recorded Music. Under this agreement, we are granted the right, for a period of 3 years, to create digitally encoded copies of designated EMI sound recordings using the Liquid Audio and Genuine mp3 formats. We are in the process of encoding these designated EMI sound recordings.

  . Muze Inc. We are collaborating with Muze Inc. to jointly market and operate the Liquid Muze Previews service. The Liquid Muze Previews service offers online music retailers a database of more than 1.6 million sample audio clips to enhance the promotion and sale of music. We launched the Liquid Muze Previews service in the second quarter of 1999.

  . Towerrecords.com. We have entered into an agreement with MTS, Inc., the parent company of Tower Records, to provide digital delivery of music titles for promotion and sale to consumers through its online retail website, towerrecords.com. Through our Liquid Music Network, the Towerrecords.com website began offering for sale syndicated music content in October 1999.

  . Virgin JamCast. We have entered into an agreement with Virgin JamCast to provide digital delivery of music titles for promotion and sale to consumers through its online retail website, virginjamcast.com. Through our Liquid Music Network, the website began offering for sale syndicated music content in November 1999.

  . Yahoo! We have entered into an agreement with Yahoo! Inc. to provide our full catalog of syndicated music to the Yahoo! Digital website. Music fans visiting the Yahoo! Digital website are able to preview, purchase and download our syndicated music catalog. Yahoo! has also integrated audio samples from our Liquid Muze Previews service on the Yahoo! Shopping and Yahoo! Music websites.

   In addition, many independent record labels have chosen to make their catalogs available using our solution, including Beggars Banquet, Del-Fi Records, Rounder Records, Sub Pop Records, Twin/Tone Records and Vanguard Records. As of December 31, 1999, record labels have chosen to promote and sell more than 50,000 digital music recordings through our Liquid Music Network. This compares to approximately 5,000 digital music recordings at the beginning of 1999.

   Technology Relationships. We have established relationships with many of the companies providing innovative technologies for the distribution of digitally recorded music. These include the following:

  . Dolby Laboratories Inc. and Fraunhofer Institut. We have licensed Dolby's
    AC-3 and Fraunhofer's AAC and mp3 audio compression technologies. These technologies are used in our Liquifier Pro, Liquid Server and Liquid Player products.

  . RealNetworks Inc. We have developed software "plug-ins" that enable
    RealNetwork's RealPlayer G2 and RealJukebox software to play music encoded in our format. The plug-ins, which are distributed by RealNetworks, enable syndicated music in our Liquid Music Network to be previewed by RealPlayer G2 users and securely downloaded by RealJukebox users.

  . Texas Instruments Inc. We collaborated with Texas Instruments to develop a reference design based on our SP3 specification for secure music delivery. Texas Instruments uses our SP3 reference design in chipsets to enable future flash memory-based consumer electronics devices to be compatible with our platform.

  . Intel. We are working with Intel to distribute our Liquid Player software to members of the Intel WebOutfitter Service, which enables Pentium(R) III processor-based personal computer owners to access the latest Internet plug-ins and applications.

   Portable Digital Music Device Relationships. We are collaborating with the following companies to develop portable digital music playback devices that interoperate with our SP3 specification:

   Digitalw@y Company, Ltd.                RHAS TEL Company, Ltd.
   e.Digital Corporation                   Saewon Telecom Ltd.
   Haitai Electronics Co., Ltd.            Sanyo Corporation
   Jungmyung Telecom                       Toshiba Corporation

   We are also collaborating with Sony to integrate its Open MG/Memory Stick Walkman with our SP3 specification.

   International Relationships. We believe that relationships with key partners outside the United States are important to establish a complementary international distribution infrastructure. Because personal computers have not achieved high levels of penetration in most international markets, our emphasis in these markets has been and will continue to be on enabling the distribution of digital music through physical kiosks and other consumer-oriented technologies. In Korea, Liquid Audio and the SK Group have established Liquid Audio Korea. Liquid Audio Korea is currently focused on kiosk-based retail applications of our technology. These applications allow consumers to preview and purchase compact discs and other transportable media from retail entertainment centers. Liquid Audio Korea released these kiosks in the first retail entertainment center in October 1999. In Japan, along with Super Stage, Itochu, Hikari Tsushin and Hapinet, we have established Liquid Audio Japan. Liquid Audio Japan is the exclusive reseller and distributor of our software products in Japan. We plan to expand Liquid Audio Japan's operations to include music distribution services in Japan. We are in the process of establishing a partnership for Hong Kong and Taiwan. We expect this partnership to be the exclusive reseller of our software products and the music distribution services provider in those local markets.

   Customers. We license our software products and offer services to a variety of customers from various market segments. A selected list of our customers includes the following, each of which accounted for more than $10,000 of our revenues in 1999:

   Avanti Communications                   EMI Music Distribution
   BMG North America                       Etown.com
   Cell Ventures                           Fastband
   The Content Group                       Nonstop Music
   Earful of Books                         Web Music Company

   In 1997, Music.co.jp, Columbia House and DreamNet accounted for 49%, 12% and 10% of our total net revenues, respectively. In 1998, SK Group accounted for 34% of our total net revenues. In 1999, Adaptec, Super Stage and Liquid Audio Korea accounted for 31%, 30% and 12% of our total net revenues, respectively.

   Promotional Relationships. Numerous record labels and recording artists have used our products and services to promote new releases and create consumer awareness. These mutually beneficial promotional efforts have generated little or no direct revenue for us, individually or in the aggregate. The following table represents a partial list of artists and record labels for whom we have provided promotional services:

                                 Record Labels

 Alligator Records            Almo Records                  Angel Records
 Arista Records Inc.          Atlantic Records              Atomic Pop
 Aware Records                Beyond Records                Blue Note Records
 Capitol Records              Dreamworks Records            Elektra Records
 EMI Christian                Epic Records                  Fuel 2000 Records
 Geffen Records               Giant/Revolution              Hollywood Records
 Interscope Records           Island Records                LaFace Records
 Lightyear Entertainment      Mammoth Records               Maverick Records
 MCA Records                  Navarre Distribution          RCA Records
 Reprise Records              Rhino Records                 Rounder Records
 Smithsonian Folkways         Tommy Boy Records             TVT Records
 V2 Records                   Virgin Classics               Warner Records
 Windham Hill Records         Wind-up Entertainment         32 Jazz


                               Recording Artists

                              Alison Krauss and Union
 Alanis Morissette            Station                       Beck
 Beth Orton                   Brian Setzer Orchestra        Bruce Hornsby
 Carlos Santana               Crash Test Dummies            Creed
 Crosby, Stills, Nash &Young  Dar Williams                  The Dave Matthews Band
 David Bowie                  Duran Duran                   Elton John
 Emmylou Harris               Essence                       Faith Hill
 Fastball                     Herbie Hancock                Hole
 Jesus and Mary Chain         Jimi Hendrix                  Julian Lennon
 Kenny G                      Natalie Merchant              Primus
 Queen                        Rage Against the Machine      Sarah McLachlan
 Tori Amos                    Yes

Products and Services

   Our platform includes a suite of software products and services that enable the secure digital delivery and sale of recorded music over the Internet. Our products and services can be separated into three major areas: creation and publication, syndication, and promotion and sales.

 Creation and Publication

   Liquifier Pro. This product is an audio mastering and encoding software tool that enables the user to encode and publish music files for distribution on the Internet. Our Liquifier Pro software is also used to set rules by which the content can be used by consumers. It utilizes security features, including encryption and watermarking, in order to provide copy protection. Our Liquifier Pro software also enables the user to attach descriptive text, such as lyrics or album liner notes, graphics such as compact disc cover art, and copyright information to the music file. We include Liquifier Pro Software with various hosted service offerings.

   Encoding. These services prepare music for publishing through our Liquid Server for artists and record companies that do not license our Liquifier Pro software. These are scalable services and we have developed an automated high capacity encoding production service that is currently able to encode up to approximately 20,000 individual sample sound recordings per day.

   Liquid Server. Our Liquid Server software manages and delivers encoded music files for streaming or downloading. We have built transaction, security and copyright management functionality into the Liquid Server. Users can integrate this product with a variety of e-commerce and database software applications so that a large volume of digital music and associated information can be securely sold or distributed through the Internet. Licenses for our Liquid Server start at $10,000 and are priced based on the number of concurrent streams licensed and digital music "tracks" available for sale.

   Liquid Hosting. Through our Liquid Platinum Program, we can store and serve digital music for both professional and amateur recording artists and labels. Artists can use our service to feature music links on their websites and sell music without buying our software products. Since launching these services in December 1997, more than 6,000 artists have used our hosting services. These artists have made more than 50,000 songs available for downloading through the Liquid Music Network and their own websites.

 Syndication

   Liquid Music Network (LMN). The LMN, launched in July 1998, is a distributed music network of more than 450 music-related and music retailer websites. The LMN provides the music-related websites with a ready-made online music store through which consumers can preview, purchase and download digital recorded music. LMN participants sign up for the service and add hyperlinks to their home page to begin selling digital music. Our LMN music-related website affiliates include Atomic Pop, CDnow, The Ultimate Band List, Towerrecords.com, Virgin JamCast and Yahoo! Digital. The LMN provides music retailer websites with the ability to sell our syndicated music catalog through their existing e-commerce websites. Retailer participants may choose to merchandise and offer music downloads from any of the music titles in our syndicated catalog.

   Kiosks. We provide retailers with the ability to digitally deliver music using the Liquid Audio platform through in-store physical kiosks located in entertainment centers or other retail locations. With our partners in Korea, we developed Total Music Centers where consumers can preview music through individual kiosks and then purchase songs which can be transferred on-site to a compact disc. The first Total Music Center opened in Korea in October 1999.

 Promotion and Sales

   Liquid Player. Our Liquid Player is a consumer desktop software application that communicates with our Liquid Server to manage playback streaming, display data in the media fields, and manage the downloading of music content. Once content is downloaded, our Liquid Player can be used to organize the content into playlists for listening from the computer, to transfer the digital music to a recordable compact disc or, in the future, to output to other consumer electronics devices for later playback. Our Liquid Player can be downloaded free of charge from our website and currently is distributed by a number of third parties as downloads from their websites.

   Liquid Muze Previews. The Liquid Muze Previews service assists retailers in promoting and selling both physical compact discs and digital downloads by providing a comprehensive database of sample music recordings. Retailers and music sites are also able to offer digital music samples provided by the Liquid Muze Previews service to let customers preview and learn about music and potentially transform browsers into buyers.

   Liquid Promotions. Liquid Promotions are event-based, Internet music marketing and promotional services that help build awareness of artists and increase consumer traffic to retail and music sites. Liquid Promotions include Internet advertisements, promotional Internet events such as Liquid Live performances and featured placement of artists' music on hundreds of websites.

   Liquid Operations Center (LOC). The LOC operates primarily as a security and copyright management center. The LOC issues digital certificates for our Liquid Server and our Liquid Player so that both of these pieces of software can be used to deliver music securely. In addition, the LOC is in direct communication with every Liquid Server and transmits streaming, downloading and purchase information through tamper-resistant logs. This information is used for commerce management and to generate reports and invoices for the appropriate copyright owners.

Standards

   We believe that a successful solution for digital music commerce must incorporate technical and industry standards. We have participated in or are leading standard-setting initiatives.

   Secure Digital Music Initiative (SDMI). The SDMI is sponsored by the Recording Industry Association of America (RIAA) to develop an open standard for the secure digital delivery and use of recorded music. Over 200 companies are participating in this effort. To date, this effort has focused on requirements for consumer portable music devices, such as the Diamond Rio hand-held player. We are actively participating in these efforts, and our Chief Technical Officer has been active as a technical editor.

   Genuine Music. We have led an industry initiative to develop a standard for an open form of the mp3 format that supports authentication functions. These functions will protect consumers by providing visual confirmation that downloaded mp3 or other digitally recorded music files are authentic. Digitally recorded music formatted in this manner will play on all standard mp3 players and will additionally contain information identifying the copyright owner and the encoder. The copyright owner can also provide Internet links for additional promotions. These features are not found in standard mp3 files. This initiative has received support from 48 other companies, including mp3.com, Diamond Multimedia, MediaOne Group, Inc. and Fraunhofer Institut.

   Rights Reporting Organizations. A major portion of worldwide music industry revenues is based on the reporting of sales and music performance information. For example, the individuals and companies that administer the copyrights in musical compositions receive payment each time a composition is publicly performed. These individuals and companies believe that both the delivery of a streaming digital music file and the downloading of a digital music file are "performances" entitling them to receive a payment. These companies are represented by several international rights reporting organizations. We are engaged in the following initiatives with these organizations to simplify rights information reporting:

  . United States. ASCAP, BMI and SESAC--We have entered into agreements with the American Society of Composers, Authors and Publishers, Broadcast Music Incorporated and SESAC, Inc., the major rights reporting organizations in the United States. Under each of these agreements, we are working to develop systems and processes that automate the capturing and reporting of information regarding digital music delivered using our products.

  . Europe. Imprimatur project--The Imprimatur project is an effort by the major rights reporting organizations in Europe to integrate standardized reporting efforts in a common data reporting format. We provided technology for the infrastructure for this effort focused on the MusicTrial.com initiative website.

   Secure Portable Player Protocol (SP3). Our SP3 initiative is intended to provide an open technical architecture and reference specification for portable digital music playback devices that satisfy music industry and technology industry requirements. Any SP3-compatible digital music would be able to be played on any compliant device while unauthorized copies would not be able to be played. We are collaborating with Texas Instruments on a reference design for a consumer playback device based on this specification. We are also collaborating with Fraunhofer, the developer of the leading digital audio encoder and encoding technology, on the specifications for the SP3 standard.

Technology

   We have developed a technology base that is designed to optimize the digital delivery of music. Our architecture is based on four principal technology layers: component technologies, system technologies, network services and content syndication. We have developed technology in all of these layers to provide specific advantages for our music delivery products and services. We have invested significant amounts toward research and development to date. Our expenses in this area totaled approximately $1.9 million, $4.1 million and $11.7 million in 1997, 1998 and 1999.

   Component Technologies. Our architecture begins with component technologies, which include watermarking, audio compression and a multi-format distribution container.

  . Watermarking. Watermarking embeds indelible and inaudible digital information into the audio waveform. We have developed our own watermarking technology that is specifically designed to operate in conjunction with compression technologies. The embedded information is useful for identifying and tracking audio usage and cannot be removed without destroying the recorded music.

  . Audio Compression. Audio compression reduces the bandwidth required to stream and download music over network connections. We have developed a version of Dolby Digital technology (AC-3) that is optimized for online music distribution. We have also implemented the AAC audio compression technology, to which we have added extensions that further improve audio quality. In addition, we have developed an exclusive, proprietary lossless compression algorithm that is useful for professional audio applications.

  . Multi-format Distribution Container. We have developed a master media container format that facilitates the delivery of media throughout our system. This container structure is designed to permit extension to other media types, such as video. The container is optimized for music distribution and includes multiple images that can be used to preview and purchase media content in multiple formats and at multiple resolutions. The multi-format nature of the container also facilitates compatibility across systems.

   System Technologies. Our system technologies build on top of the base features provided through our component technologies to enable our digital music delivery services.

  . Open Interfaces. We have developed interfaces to third-party systems for commerce, databases and general purpose media delivery. Our commerce interfaces allow our platform to take advantage of many payment methods from credit cards to micro-payment solutions. The database interfaces allow our system to dynamically update time sensitive information, such as pricing, without requiring expensive re-encoding of content. Our third-party system interfaces permit us to connect and provide compatibility with general purpose media delivery systems such as those provided by RealNetworks and Microsoft Corporation.

  . Secure Protocols. We have created secure protocols for communication between all parts of the system. Secure communications are necessary to prevent theft of content as it moves through the system. Secure links exist between the Liquid Server and content creation tools for publishing, the server and Liquid Player for consumer downloading, and the server and the LOC for transaction reporting.

  . Territory Restrictions. We have developed specific technology that identifies the approximate geographic location of consumers. We use this technology to enforce rules for content access related to territory. This enforcement is necessary since some content can only be sold in specific territories.

  . Device Interfaces. We have developed the SP3, which provides a set of security interfaces and techniques for next generation portable devices. SP3 has been developed as an open specification for use by many device manufacturers. SP3 is consistent with the goals of the SDMI and is intended to be compatible with the specification that results from the SDMI.

  . Digital Rights Management. We have developed several technologies that enable digital rights management. These technologies include a digital identification system, Liquid Passport, that permits consumers to move their music to multiple machines while still providing anti-piracy protections.

   Network Services and Content Syndication. The implementation of our component and system technologies enables us to provide our network services and content syndication offerings. Our network services include the LOC and processing and rights reporting. Our content syndication services encompass the LMN and kiosks.

   We believe that our technology architecture and our advanced stage of development and deployment provide distinct competitive advantages. We are currently developing the fifth generation of our digital music delivery products. The advantages of our technology are summarized below:

  . Open Technical Architecture. An open system design is important because standard formats are not yet available for online music distribution. Our technology has been designed to provide an open and flexible solution that can adapt to many competing formats, including MPEGII Layer 3 (mp3) and the MPEG Advanced Audio Codec (AAC), as well as future changes that may occur in digital music distribution. Our open system design allows the integration of new technologies while maintaining compatibility with existing content. In addition, our flexible architecture allows us to continue to integrate technologies such as audio compression and audio watermarking as they continue to improve in the future.

  . Robust and Scalable System Architecture. A comprehensive and robust system architecture is important to meet the demands that may result from large scale consumer adoption. We have developed a broad range of technologies that enables efficient music distribution services. We have developed specific technologies that permit our system to scale across multiple systems and locations. This technology provides unique advantages for efficiently delivering music and other media to a global audience. We have also developed technology that allows us to extend our system beyond online applications to include physical locations for sales of music via kiosks, broadening our reach to include both online and traditional consumers.

  . Superior Audio Quality. We believe consumers will pay for quality music, and we believe that we have consistently provided superior audio quality for digital music. We employ specific techniques and optimize industry algorithms to improve sound quality. We believe that our use of standardized compression algorithms such as AAC and mp3 provides greater compatibility than proprietary audio compression solutions.

  . Effective Copyright Management. Artists and labels have been reluctant to embrace digital distribution of music given the current lack of copyright management technologies. We have developed technology to address the copyright management issue for online music distribution. Our security technologies protect content from the time it is created to the time it is consumed. These technologies include secure communication protocols that allow content creators to publish and manage their content in the distribution system. We have also developed specific anti-piracy technology, such as watermarking, that embeds unique identification information in the recorded music.

  . Automated Production and Publication. We have created technologies that improve the efficiency of online music distribution and reduce operating costs. Our content encoding system allows us to format large amounts of quality audio content for online use in a timely and cost effective manner. We also have automated services, such as account creation, that are necessary for content creators to publish and manage their content. This automation avoids manual intervention for the publishing of content. We have also developed database technology that permits us to manage the large volume of content in our distribution system.

Sales and Marketing

   Our sales and marketing efforts are principally concentrated on aggregating digital music recordings for syndication and sale, and broadening our content syndication reach by expanding the number of Liquid Music Network music-related and music retailer website affiliates. We sell our products and services to artists, record companies, websites and online retailers through a 36-person sales and marketing organization. These employees are located in Redwood City, Los Angeles and New York. Our software products and services are also bundled and distributed by third-party manufacturers of various computer hardware, software and musical instrument products.

   We use a variety of marketing programs to create market awareness and generate demand for our products and services. Our marketing activities include event-based promotions with popular recording artists and record labels, web advertising and sponsorships, press tours, participation in trade events and conferences, and other public relations activities.

   In addition to maintaining relationships with worldwide rights societies and expanding the distribution opportunities for our products and services, our business development group works to develop new international markets and business opportunities for our products and services. We believe that establishing strategic relationships in each of the major international markets will accelerate the international deployment of our products and services.

Intellectual Property

   Our success will depend in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite these protections a third party could, without authorization, copy or otherwise obtain and use our products or technology to develop similar technology independently.

   Our agreements with employees, consultants and others who participate in product and service development activities may be breached, we may not have adequate remedies for any breach, and our trade secrets may become known or independently developed by competitors.

   We currently have 18 patents pending in the United States relating to our product architecture and technology and hold one patent. That patent expires in October 2015. We have had claims allowed on five of our patent applications. Any pending or future patent applications may not be granted, existing or future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that has issued or any patent that may issue may not provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need either to obtain a license or to design around the patent. We may not be able to obtain a required license on acceptable terms, if at all, or to design around the patent. See "Legal Proceedings."

   We pursue the registration of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all our marks. A significant portion of our marks begin with the word "Liquid." We are aware of other companies that use "Liquid" in their marks, alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Liquid." In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions. We license our proprietary rights to third parties, and these licensees may fail to abide by compliance and quality control guidelines with respect to our proprietary rights or take actions that would harm our business.

   To license many of our products, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected. Policing unauthorized use is difficult.

   We attempt to avoid infringing known proprietary rights of third parties in our product and service development efforts. We have not, however, conducted, and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Effort to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

   Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from distributing certain products and services. These claims could harm our business. We also rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products and services, to perform key functions. Third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these technologies could harm our business. Moreover, although we are generally indemnified against claims that third-party technology infringes the proprietary rights of others, this indemnification may be unavailable for all types of intellectual property rights, for example, patents may be excluded, and in some cases the scope of indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. Infringement or invalidity claims may arise from the incorporation of third-party technology, and our customers may make claims for indemnification. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product and service redevelopment costs and delays, all of which could harm our business. Microtome, Inc., has recently claimed that our products infringe its patent rights. Additionally, in late June 1999 and July 1999, we received letters from two other corporations, each separately suggesting that we review patents to which they claim rights. See "Legal Proceedings."

Competition

   Competition among companies in the business of delivering digital music over the Internet is intense. We compete against a number of technology companies that are offering or plan to offer products, services or technologies for the delivery of digital music over the Internet. The number of websites competing for the attention and spending of consumers and advertisers has increased, and we expect it to continue to increase. We may also compete with consumer electronics companies as they begin to market Internet music player devices. See "Company Risk Factors--The Market for Digital Delivery of Music Over the Internet is Highly Competitive, and if We Cannot Compete Effectively, Our Revenues Might Decline."

   We compete with providers of infrastructure technology, products and services such as AT&T/a2b, Preview Systems, SuperTracks, Loudeye Technologies, and Audiosoft and aggregators of digital music content for delivery over the Internet and kiosks such as MusicMaker, eMusic, Amplify.com and RedDot.net.

   We believe that the primary competitive factors in our market are the following:

  .  quantity and variety of digital recorded music content;

  .  ease of consumer experience;

  .  the number and quality of music-related and retail websites;

  .  brand awareness;

  . ability to adapt to changes in component technologies and consumer preferences;

  .  fidelity and quality of sound of digital recorded music; and

  .  ability to ensure secure digital delivery of recorded music.

   We believe our products and services offer significant advantages over those of our competitors:

  . our Liquid Music Network features over 6,000 artists and 1,000 individual record labels. We believe that we offer more artists and more labels than most digital music distribution services;

  . through our Liquid Music Network, we believe we have the potential to reach more music consumers than other digital music delivery solutions;

  . our platform offers better copy protection and copyright management than mp3-based solutions;

  . our open architecture will allow us to adapt to changing component technologies; and

  . the fidelity and sound quality of music encoded by our products and services are superior to competitive systems due to optimizations we perform on audio compression technologies used in our products and services.

   Additionally, there are music community websites, such as mp3.com, that may attract consumers who want to download music from the Internet. Although we do not compete directly with these websites, our LMN affiliates do compete with them. To the extent that consumers download digital music from these websites rather than from our LMN affiliates, our business may be harmed. Finally, there are other companies, such as IBM, Microsoft RealNetworks and InterTrust Technologies Corporation, that provide component software technologies that facilitate the digital delivery of goods over the Internet, including music. To the extent that the market standardizes on these technologies and we are unable to incorporate these components into our music delivery services, our business may be harmed.

Employees

   As of December 31, 1999, we had 136 full-time employees including, 36 in sales and marketing, 62 in research and development, 20 in general and administrative, and 18 in operations. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

ITEM 1A. COMPANY RISK FACTORS

Our Limited Operating History in the New Market of Digital Delivery of Music over the Internet Increases the Possibility that the Value of Your Investment Will Decline

   We incorporated in January 1996. We did not start generating revenues until the first quarter of 1997. In early 1999 we began to place greater emphasis on developing and marketing our digital music delivery services. Accordingly, we are still in the early stages of development and have only a limited operating history upon which you can evaluate our business. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond our control.

Fluctuations in Our Quarterly Revenues and Operating Results Might Lead to Reduced Prices for Our Stock

   Our quarterly results of operation have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have caused our results to fluctuate in the past and that are likely to affect us in the future include the following:

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

   Our accumulated deficit as of December 31, 1999 was approximately $40.2 million. We had net losses of approximately $8.5 million and $24.2 million in 1998 and 1999, respectively. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

If Artists and Record Labels Are Not Satisfied that They Can Securely, Digitally Deliver Their Music Over the Internet, We Might Not Have Sufficient Content to Attract Consumers

   Our success depends on our ability to aggregate a sufficient amount and variety of digital recorded music for syndication. In particular, until a significant number of artists and their record labels adopt a strategy of digitally delivering music over the Internet, the growth of our business might be limited. We currently do not create our own content; rather, we rely on record companies and artists for digital recorded music to be syndicated using our format. We believe record companies will remain reluctant to distribute their recorded music digitally unless they are satisfied that the digital delivery of their music over the Internet will not result in the unauthorized copying and distribution of that music. If record companies do not believe that recorded music can be securely delivered over the Internet, they will not allow the digital distribution of their recorded music and we might not have sufficient content to attract consumers. If we cannot offer a sufficient amount and variety of digital recorded music for syndication, our business might be harmed.

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

   See "Business--Competition."

If Standards for the Secure, Digital Delivery of Recorded Music Are Not Adopted, the Piracy Concerns of Record Companies and Artists Might Not Be Satisfied, and They Might Not Use Our Platform for Digital Delivery of Their Music

   Because other digital recorded music formats, such as mp3, do not contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. The Secure Digital Music Initiative (SDMI) is a committee formed by the Recording Industry Association of America (RIAA) to propose a standard format for the secure digital delivery and use of recorded music. If a standard format is not adopted, however, unsecure copies of recorded music may continue to be available on the Internet, and record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music is not adopted, our business might be harmed.

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

Our Business Might Be Harmed if We Fail to Price Our Products and Services Appropriately

   The price of Internet products and services is subject to rapid and frequent change. We may be forced, for competitive or technical reasons, to reduce or eliminate prices for certain of our products or services. If this happens, our business might be harmed.

If Our Relationships with Our International Partners Terminate, Our Revenues Might Decline

   We derive a portion of our revenues from business development fees from relationships with our international partners, Liquid Audio Korea, Liquid Audio Japan, SK Group and Super Stage. These relationships vary in size and scope. If one of these relationships does not generate a similar amount of revenue in subsequent periods, then our business could be harmed. Furthermore, the commercial terms for these relationships could cause our revenues to vary from period-to-period, which might result in unpredictability of our revenues.

Our Revenues Would Be Negatively Affected by the Loss of a Significant Customer

   We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for 1998 and 1999 represented approximately 70% and 86%, respectively, of our total net revenues. The loss of any significant customer or any significant reduction of total net revenues generated by significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

Companies Might Not Develop or Consumers Might Not Adopt Devices That Will Play Digitally Downloaded Music

   We believe that the market for digitally recorded music delivered over the Internet will not develop significantly until consumers are able to enjoy this music other than solely through the use of a personal computer. Several consumer electronics companies have introduced or announced plans to introduce devices that will allow digital music delivered over the Internet to be played away from the personal computer. If companies fail to introduce additional devices, consumers do not adopt these devices or our products and services are incompatible with these devices, our business would be harmed. In addition, digital music can be transferred to a compact disc, but that transfer requires a compact disc recorder (CD-R). Many desktop computer manufacturers offer CD-Rs in their computers. If companies do not continue to offer CD-Rs in their computers, consumers do not adopt CD-Rs or our products and services are incompatible with CD-Rs, our business might be harmed.

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

   As the online medium continues to evolve, we plan to leverage our technology by introducing complementary products and services as additional sources of revenue. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, we recently focused on, and will continue to devote significant resources to, the development of digital music delivery services, as well as our software licensing business. If we fail to develop these or other businesses successfully, our business would be harmed.

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

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

   Several of our significant customers, including our international partners Liquid Audio Japan and Liquid Audio Korea, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of December 31, 1999, 17% of our trade accounts receivable, or $79,000, was more than 30 days past due. We believe that we have provided adequate reserves for past due amounts.

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

We Might Be Unable to License or Acquire Technology

   We rely on certain technologies that we license or acquire from third parties, including Dolby Laboratories Licensing Corporation, Fraunhofer Institut and RSA Data Security, Inc. These technologies are integrated with our internally developed software and used in our products, to perform key functions and to enhance the value of our platform. These third-party licenses or acquisitions may not continue to be available to us on commercially reasonable terms or at all. Any inability to acquire these licenses or software on commercially reasonable terms might harm our business.

Our Future Success Depends on Our Key Personnel

   Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of any of our senior level management, or other key employees, could harm our business. Our future performance will depend, in part, on the ability of our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our company. Any dissent among executive officers could impair our ability to make strategic decisions quickly in a rapidly changing market.

   Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include incentive stock options, cash incentives and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract, assimilate and retain highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

   We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. See "Business-- Intellectual Property."

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

   In May 1999, Microtome, Inc. notified us that it believes our Liquifier Pro Encoding Tool, when used in conjunction with our Liquid Music Player, infringes two of its patents. In June 1999 and July 1999, we received letters from three other corporations, each separately suggesting that we review patents to which they claim rights. We are aware that one of these corporations has sued several parties and these claims may result in our being involved in litigation. Although we have no reason to believe we infringe the valid proprietary rights of Microtome, Inc. or any other party, we cannot assure you that we do not infringe the valid intellectual property rights of others, or that third parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might materially harm our business. See "Legal Proceedings."

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

We Might Need Additional Capital in the Future and Additional Financing Might Not Be Available

   We currently anticipate that our available cash resources and financing available under existing lease agreements will be sufficient to meet our anticipated working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds through public or private debt or equity financing in order to:

  . take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

  . develop new products or services; or

  . respond to competitive pressures.

   Any additional financing we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services, or otherwise respond to unanticipated competitive pressures, and our business could be harmed. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth in this "Risk Factors" section. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         Risks Related to Our Industry

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

Imposition of Sales and Other Taxes On E-Commerce Transactions Might Hinder E-Commerce

   We do not collect sales and other taxes when we sell our products and services over the Internet. State or local governments may seek to impose sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate e-commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of products and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and could reduce our opportunity to derive profits from e-commerce. Moreover, if any state or local government or foreign country were to successfully assert that we should collect sales or other taxes on the exchange of products and services on our system, our business might be harmed.

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

  . possible outages due to damage to the Internet;

  . excessive governmental regulation; and

  . uncertainty regarding intellectual property rights.

   If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not grow as a commercial medium, our business would be harmed.

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

ITEM 2. PROPERTIES

   Our headquarters are located in 11,400 square feet of leased office space in Redwood City, California. The lease term extends to April 14, 2002 with a three-year renewal, at our option. We lease an office suite near our headquarters in Redwood City on a month to month basis, for additional office space and storage needs. We lease an additional 18,200 square feet of office space near our headquarters. The lease term for this additional space extends to November 15, 2002 with two five-year renewals, at our option. We have recently leased an additional 20,000 square feet of office space near our headquarters. The lease term for this additional space extends to August 31, 2002 with a three-year renewal, at our option.

ITEM 3. LEGAL PROCEEDINGS

   In April 1999, Arne Frager and Rose G. Frager filed a complaint against us and our president, Gerald Kearby, in the Superior Court of the State of California for the County of Marin. The case was then transferred to the Superior Court of California for the County of San Mateo (case number 410103). The complaint alleges breach of contract, fraud and related claims. In particular, plaintiffs allege that in January 1996, in connection with the formation of Liquid Audio, we agreed to issue Mr. Frager 200,000 shares of common stock. Adjusted for stock splits, those shares are now equivalent to 750,000 shares. Plaintiffs further allege that Liquid Audio entered into a consulting agreement with Mr. Frager under which we allegedly agreed not to terminate Mr. Frager without good cause. Plaintiffs allege that we breached each of these agreements. They seek 587,870 shares of our common stock, the portion of the 750,000 shares that have not previously been issued. In the alternative, plaintiffs seek 87,868 shares of common stock, which is the number of remaining unvested shares that Mr. Frager would have received had he not been terminated before all of his shares vested. We believe, after consultation with counsel, that plaintiffs' claims are without merit, and intend to vigorously defend the lawsuit. However, should we have to issue additional shares to the plaintiffs, then-existing stockholders would experience dilution of their ownership interests and we would need to record an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

   In May 1999, John Hempe filed a complaint against us, our president, Gerald
W. Kearby, our chief technical officer, Philip R. Wiser, and other defendants not employed by us, in the San Mateo Superior Court (case number 409032). The defendants not employed by us have been dismissed. The complaint alleges, among other things, discrimination under the provisions of the California Fair Employment and Housing Act, breach of contract and breach of covenant of good faith and fair dealing, in connection with his termination, and seeks unspecified damages. We believe, after consultation with counsel, that plaintiff's claims are without merit and intend to vigorously defend the lawsuit. However, should this litigation be decided adversely to us, we may be required to pay damages to plaintiff.

   In May 1999, Microtome, Inc. notified us that it believes our Liquifier Pro Encoding Tool, when used in conjunction with our Liquid Music Player, infringes United States Patents Nos. 5,734,823 and 5,734,891, in which Microtome asserts it has rights, and asked us to cease and desist the manufacture, sale and use of these products. To our knowledge, Microtome has not yet filed a lawsuit alleging infringement of these patents, but it has indicated an intention to do so if our response is not satisfactory. Microtome has also indicated that it is willing to grant us a non-exclusive license to these patents. In the event that we cannot come to an agreement with Microtome, we might be drawn into litigation with them. We believe, after consultation with counsel, that we have meritorious defenses to any claim that the identified products infringe the claims of these patents and intend to vigorously defend any lawsuit asserting infringement of those patents. However, should any litigation be decided adversely to us, we might be required to pay substantial damages to Microtome and could be enjoined from selling those of our products that are held to infringe Microtome's patents unless and until we are able to negotiate a license from them. See "Risk Factors--We Face and Might Face Intellectual Property Infringement Claims That Might Be Costly to Resolve."

   In June and July 1999, three corporations each suggested by letter that we review patents to which they claim rights. One of these corporations also implies that we might wish to obtain a license from them in connection with their patent rights.

   In January and February 2000 we received letters from two separate corporations each notifying us of alleged infringement of patents held by them. Each of these corporations has indicated a willingness to discuss licenses to their patent rights.

   In December 1999, one of our former financial advisors informed us that it believes it is entitled to a fee of $45,000 and warrants equivalent to at least 23,800 shares of our common stock pursuant to an April 1998 agreement we had with the former advisor. Although no lawsuit has been filed to date, we have been advised by the former advisor that a lawsuit seeking damages of $4 million to $10 million will be filed if we do not satisfy its demand. We believe , after consultation with counsel, that the former advisor's claims are without merit, and in the even a lawsuit is filed we intend to defend ourselves vigorously. However, should a lawsuit be filed and decided adversely to us, we may have to pay damages to the former advisor.

   In February 2000, Sightsound, Inc. notified one of our customers that it intended to add the customer as a party to a pending patent litigation in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The litigation alleges infringement of unspecified claims of three patents (United States patent nos. 5,191,573; 5,675,734 and 5,996,440). Damages have not been specified. Our customer has agreed to be added to the case, subject to a revision in the trial schedule. Our customer has requested indemnification (including defense costs) from us, based upon the terms of our contract with them. Based on this request, we are negotiating an agreement with our customer under which we would (i) assume control of the defense; (ii) pay the expenses of the defense; and (iii) reserve certain rights as to indemnification. During negotiation of this agreement we have agreed to assume the costs of the defense for our customer. These costs could be significant. There is no assurance that we will enter into this agreement. If we do not reach an agreement with our customer and the defense is not successful, our customer might seek full indemnification from us for the damages (if any). There can be no assurance regarding the outcome of the litigation. If there is a finding of infringement, we may be required to indemnify our customer as to the full amount of the damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been quoted on the Nasdaq National Market under the symbol "LQID" since July 8, 1999. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Third Quarter (since July 8, 1999)............................ $40.44 $20.88
   Fourth Quarter................................................ $45.13 $26.25

   As of February 29, 2000, there were approximately 116 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

   We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                    Period From
                                                                    January 30,
                                                                       1996
                                                                    (inception)
                                    Year Ended December 31,           Through
                               -----------------------------------  December 31,
                                  1999         1998        1997         1996
                               -----------  ----------  ----------  ------------
                                 (in thousands, except share and per share
                                                   data)
Statement of Operations Data:
Net revenues:
  License....................  $     1,537  $    1,235  $      246    $   --
  Services...................          733         268          10        --
  Business development
   (related party)...........        2,137       1,300         --         --
                               -----------  ----------  ----------    -------
    Total net revenues.......        4,407       2,803         256        --
                               -----------  ----------  ----------    -------
Cost of net revenues:
  License....................          235         310         302        --
  Services...................        1,122         242          91        --
  Business development
   (related party)...........           79           2         --         --
                               -----------  ----------  ----------    -------
    Total cost of net
     revenues................        1,436         554         393        --
                               -----------  ----------  ----------    -------
Gross profit (loss)..........        2,971       2,249        (137)       --
                               -----------  ----------  ----------    -------
Operating expenses:
  Sales and marketing........       10,217       4,035       2,820        237
  Research and development...       11,706       4,109       1,880        692
  General and
   administrative............        2,770       1,642         898        327
  Strategic marketing-equity
   instruments...............        3,130         --          --         --
  Stock compensation
   expense...................        1,369       1,241         534         31
                               -----------  ----------  ----------    -------
    Total operating
     expenses................       29,192      11,027       6,132      1,287
                               -----------  ----------  ----------    -------
Loss from operations.........      (26,221)     (8,778)     (6,269)    (1,287)
Other income (expense), net..        2,015         239          53         23
                               -----------  ----------  ----------    -------
Net loss.....................  $   (24,206) $   (8,539) $   (6,216)   $(1,264)
                               ===========  ==========  ==========    =======
Basic and diluted net loss
 per share...................  $     (2.28) $    (3.60) $    (4.95)   $(14.93)
Shares used in per share
 calculation.................   10,615,566   2,370,564   1,256,114     84,635

                                                    December 31,
                                          -----------------------------------
                                            1999     1998     1997     1996
                                          -------- --------  -------  -------
                                                   (in thousands)
Balance Sheet Data:
Cash and cash equivalents................ $138,692 $ 14,143  $ 2,387  $   864
Short-term investments...................   19,157    3,001      --       --
Working capital..........................  152,030   15,060      858      660
Total assets.............................  166,274   20,026    3,335    1,086
Long-term debt, less current portion.....    1,321      969      218      103
Mandatorily redeemable convertible
 preferred stock.........................      --    29,801    8,247    2,001
Total stockholders' equity (deficit).....  157,745  (14,133)  (6,879)  (1,228)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth in the "Risk Factors" section.

   While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with "Management's Discussion and Analysis" included in our Registration Statement on Form S-1 dated December 14, 1999, including the information contained in the form of the final Prospectus.

Overview

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 450 affiliated music-related and music retailer websites.

   In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and hosting service fees. Revenues from digital music sales and transaction fees from our music delivery services represented less than 1% of total net revenues in 1998 and 1999. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

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

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of December 31, 1999 we had an accumulated deficit of approximately $40.2 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

                             Results of Operations

   The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                           Twelve Months
                                                               Ended
                                                            December 31,
                                                          --------------------
                                                          1999   1998    1997
                                                          ----   ----   ------
Net revenues:
  License................................................   35%    44%      96%
  Services...............................................   17     10        4
  Business development (related party)...................   48     46       --
                                                          ----   ----   ------
    Total net revenues...................................  100    100      100
                                                          ----   ----   ------
Cost of net revenues:
  License................................................    5     11      118
  Services...............................................   26      9       36
  Business development (related party)...................    2    --       --
                                                          ----   ----   ------
    Total cost of net revenues...........................   33     20      154
                                                          ----   ----   ------
Gross profit (loss)......................................   67     80      (54)
                                                          ----   ----   ------
Operating expenses:
  Sales and marketing....................................  232    144    1,101
  Research and development...............................  266    146      734
  General and administrative.............................   63     59      351
  Strategic marketing-equity instruments.................   71     --       --
  Stock compensation expense.............................   31     44      209
                                                          ----   ----   ------
    Total operating expenses.............................  663    393    2,395
                                                          ----   ----   ------
Loss from operations..................................... (596)  (313)  (2,449)
Other income (expense), net..............................   47      8       21
                                                          ----   ----   ------
Net loss................................................. (549)% (305)% (2,428)%
                                                          ====   ====   ======

Years Ended December 30, 1999, 1998 and 1997

 Total Net Revenues

   Total net revenues increased 57% and 995% to $4.4 million from $2.8 million from $256,000 in 1999, 1998 and 1997 respectively.

   License. License revenues increased 24% and 402% to $1.5 million from $1.2 million from $246,000 in 1999, 1998 and 1997, respectively. The increase in 1999 relates principally to additional Liquid Player license fees received under an agreement with a customer. Under this agreement, we received $1.5 million in license fees over a 14-month period. These fees were recognized as license revenue over the license period, which ended on December 31, 1999. Due to our shift in marketing emphasis from software licensing to digital music delivery services, however, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in 1999 from 1998, which partially offset the increase in Liquid Player revenues described above. The increase in 1998 was due to higher sales of software product licenses, resulting from the introduction of new versions of our software products and expansion to international markets.

   Services. Service revenues were $733,000 in 1999, an increase of 174% from $268,000 in 1998. License revenues increased to $268,000 in 1998 from $10,000 in 1997. The increases were due to increased maintenance and hosting fees, and specifically in 1999, the addition to revenues from promotion and advertising services, Liquid Muze Previews service and music sales.

   Business Development (Related Party). Business development revenues were $2.1 million in 1999, an increase of 64% from $1.3 million in 1998. No business development revenues were recorded in 1997. Of the total business development fees in 1999, $833,000 were earned from our strategic partner in Japan and relate to a non-refundable fee of $1.0 million that was received in March 1999 and is being recognized as services revenue ratably over the 12-month term of the related agreement, an additional $500,000 in services fees were earned from our Japanese strategic partner related to the signing of a letter of intent to develop a local business in Taiwan and Hong Kong, $272,000 of software license sales to Liquid Audio Japan, and $532,000 were earned from Liquid Audio Korea consisting of consulting services fees, software licensing and equipment sales. In 1998, services fees of $950,000 and $250,000 were earned from our strategic partner in Korea and from our strategic partner in Japan under a separate agreement, respectively. In 1998, we recognized our proportionate share (40%) of losses recorded by Liquid Audio Korea. Our share of the equity losses amounted to $400,000, which equaled our total investment in Liquid Audio Korea. These equity losses were offset against the revenue earned in 1998 from our strategic partner in Korea to more clearly reflect the substance of the business development transactions with our strategic partner. Other fees of $100,000 relate to the delivery of products to the Korean joint-venture entity.

   In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. In 1998, approximately 34% of total net revenues came from sales to one customer, SK Group. In 1997, approximately 71% of total net revenues came from sales to three customers, Music.co.jp, Columbia House and DreamNet. International revenues represented approximately 49%, 65%, and 66% of total net revenues 1999, 1998 and 1997, respectively.

 Total Cost of Net Revenues

   Our gross profit decreased to approximately 67% of total net revenues in 1999 from 80% in 1998. Our gross profit increased to approximately 80% of total net revenues in 1998 from (54)% in 1997. Total cost of net revenues increased 159% and 41% to $1.4 million from $554,000 from $393,000 in 1999, 1998 and
1997, respectively.

   License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $235,000 in 1999, a decrease of 24% from $310,000 in 1998. Cost of license revenues was $310,000 in 1998, an increase of 3% from $302,000 in 1997. Cost of license revenues decreased in 1999 due to product mix differences and the cancellation of certain technology licenses. Cost of license revenues remained relatively constant between 1998 and 1997 because, while we decided not to renew certain technology licenses, the resulting reductions were offset by higher royalties paid due to the increase in license revenue.

   Services. Cost of services revenues primarily consists of compensation for customer service and encoding personnel and an allocation of our occupancy costs and other overhead. Cost of services revenues increased 364% and 166% to $1.1 million from $242,000 from $91,000 in 1999, 1998 and 1997, respectively.
The increases in cost of services revenues were due primarily to the addition of encoding and customer service personnel.

   Business Development (Related Party). Cost of business development revenues primarily consists of equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $79,000, $2,000 and $0 in 1999, 1998 and 1997, respectively.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 153% and 43% to $10.2 million from $4.0 million from $2.8 million in 1999, 1998 and 1997, respectively. These increases were primarily due to increases in the number of sales and marketing personnel, and advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

   Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 185% and 119% to $11.7 million from $4.1 million from $1.9 million in 1999, 1998 and 1997, respectively. These increases were primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

   General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 69% and 119% to $2.8 million from $1.6 million from $898,000 in 1999, 1998 and 1997, respectively. These increases were primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. General and administrative expenses declined as a percentage of total net revenues. We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status.

   Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-
18. Strategic marketing-equity instruments expense was $3.1 million in 1999. No strategic marketing-equity instruments expense was recorded in 1998 and 1997. In 1999, $1.1 million relates to 100,000 shares of common stock issued to Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine mp3 formats and $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them. In June 1999, we signed an advertising agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement; as a result, $1.2 million was recognized as strategic marketing-equity instruments expense in 1999. Under the advertising agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a 12-month period, if and when we sign a definitive agreement with Amazon.com to utilize our technology for a specific business program. These shares will be valued at the then fair market value of our common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site.

In connection to this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on the fair market value of our common stock at the end of each period. At December 31, 1999, this warrant is valued at $1.2 million, which is being recognized ratably over the one-year term of the agreement. In 1999, $330,000 and $426,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant for 83,333 shares, which may be issued if the relationship with Yahoo! is extended beyond the first year, would begin to vest in August 2000, at which time the warrant will be valued if a commitment for performance has been reached.

   Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 1999 was $4.3 million. We recognized $1.4 million, $1.2 million and $534,000 of stock compensation expense for 1999, 1998 and 1997, respectively. We expect quarterly amortization related to those options to be between $200,000 and $130,000 per quarter during 2000 and annual amortization to be approximately $330,000 during 2001 and $100,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

   Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income increased to $2.3 million from $379,000 from $125,000 in 1999, 1998 and 1997, respectively.
The increase in 1999 was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively. The increase in 1998 is due to interest received on higher average cash and cash equivalent balances resulting from private sales of preferred stock in the second quarter of 1997 and third quarter of 1998.

   Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense increased to $193,000 from $140,000 from $72,000 in 1999, 1998 and 1997 respectively. These increases were primarily due to interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during each year, and borrowings under short-term loan agreements in 1998 and 1997.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 1999, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At December 31, 1999, we have approximately $157.8 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $14.8 million, $5.8 million and $4.8 million in 1999, 1998 and 1997, respectively. Net cash used for operating activities in 1999 was primarily the result of net losses from operations, depreciation and amortization of $1.1 million, amortization of unearned compensation of $1.4 million, strategic marketing--equity instruments charges of $3.1 million, an increase in the allowance for doubtful accounts by $50,000, equity investment losses of $378,000, other charges of $63,000 and a net decrease in working capital items by $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $190,000, increase in other assets of $474,000, increase in accounts payable of $1.2 million, increase in accrued expenses and other liabilities of $2.0 million and an increase in deferred revenue of $395,000. Net cash used for operating activities in 1998 was primarily the result of net losses from operations, depreciation and amortization of $451,000, amortization of unearned compensation of $1.2 million, an increase in the allowance for doubtful accounts by $210,000, equity investment losses of $400,000, and a net decrease in working capital items by $435,000. The net decrease in working capital items include an increase in accounts receivable of $1.1 million, increase in other assets of $191,000, increase in accounts payable of $397,000, increase in accrued expenses and other liabilities of $259,000 and an increase in deferred revenue of $1.1 million. Net cash used for operating activities in 1997 was primarily the result of net losses from operations, depreciation and amortization of $121,000, amortization of unearned compensation of $534,000, and increase in the allowance for doubtful accounts by $55,000 and a net decrease in working capital items by $755,000. The net decrease in working capital items include an increase in accounts receivable of $139,000, increase in other assets of $155,000, increase in accounts payable of $384,000, increase in accrued expenses and other liabilities of $590,000 and an increase in deferred revenue of $75,000.

   Net cash used in investing activities was $20.5 million, $4.4 million and $319,000 in 1999, 1998 and 1997, respectively. The net cash used in financing activities was due primarily to the acquisition of property and equipment of $4.5 million, $1.0 million and $319,000 in 1999, 1998 and 1997, respectively. We purchased short terms investments totaling $16.1 million and $3.0 million in 1999 and 1998, respectively. In 1998, an investment of $400,000 in LAK was made.

   Net cash provided by financing activities was $160.0 million, $21.9 million and $6.6 million in 1999, 1998 and 1997, respectively. The net cash provided by financing activities in 1999 was due primarily to the proceeds from our initial and follow-on public offerings of common stock. The net cash provided by financing activities in 1998 and 1997 was due primarily to the proceeds from the private sales of our preferred stock.

   We had a bank revolving line of credit for up to $1.0 million based on 80% of eligible accounts receivable that expired on November 15, 1999. As of December 31, 1999, we had no borrowings under the revolving line of credit. We may renew this revolving line of credit. We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%, 8.75% at December 31, 1999. Borrowings under the equipment loan facility are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through December 31, 1999. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of December 31, 1999, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $2.9 million as of December 31, 1999 and are payable in monthly installments through 2002 and a strategic related partner note in the amount of $441,000 that was issued in the three months ended March 31, 1999. The strategic related partner note payable was issued to Super Factory, Inc., an entity affiliated with our Japanese strategic partner, Super Stage Itochu, and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate (approximately 3.1% at December 31, 1999). The principal is due on December 31, 2003, with quarterly interest payments.

   In 1999, we recorded an impairment loss of $378,000 related to our investment in Liquid Audio Japan, and in 1998 we recorded equity losses of $400,000 related to our investment in Liquid Audio Korea. In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company's ownership in LAJ reducing to 6.92%. Accordingly, the Company booked an investment in LAJ of $2.0 million, which was recorded as additional paid in capital, to reflect the increase in the Company's share of LAJ's net assets. The investment is being accounted for using the equity method. The fair value of the Company's 6.92% ownership in LAJ, based on the quoted trading price, was approximately $63.4 million at December 31, 1999. Although high risk in nature, we believe that these types of investments outside of the United States are important to establish a complementary international distribution infrastructure. In Korea, we have partnered with the SK Group to have Liquid Audio Korea focus on kiosk-based retail applications of our technology. These applications are intended to allow consumers to preview and purchase compact discs and other transportable media from retail entertainment centers. Liquid Audio Korea released these kiosks in the first retail entertainment center in October 1999. In Japan, we have partnered with Super Stage, Itochu, Hikari Tsushin and Hapinet to have Liquid Audio Japan exclusively resell and distribute a Japanese version of our software technology.

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

   We believe that the net proceeds from our recently completed follow-on public offering, together with existing cash and cash equivalents and financing available under lease agreements, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, although we may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 1999, we had an investment portfolio of cash, money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments, of $157.8 million. We had a related party loan outstanding at December 31, 1999 of $441,000, which was denominated in Japanese yen and bore interest at 3.1%. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the related party note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999 and 1998, the decline of the fair value of the fixed income portfolio and related party note payable would not be material. See notes 1 and 2 of notes to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   Reference is made to the Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table presents our directors and executive officers, their ages and the positions held by them as of December 31, 1999:

          Name           Age                                  Position
          ----           ---                                  --------
Gerald W. Kearby........ 52  President, Chief Executive Officer and Director
Robert G. Flynn......... 45  Senior Vice President of Business Development and Secretary
Philip R. Wiser......... 33  Senior Vice President of Engineering, Chief Technical Officer and Director
Gary J. Iwatani......... 37  Senior Vice President and Chief Financial Officer
Richard W. Wingate...... 47  Senior Vice President of Content Development and Label Relations
James Lynch III......... 36  Vice President of Information Technology
Kevin M. Malone......... 34  Vice President of Sales
Mathieu "Charly"
Prevost................. 51  Vice President of Promotions
Andrea Cook Fleming..... 33  Vice President of Corporate Marketing
Heather Furmidge........ 46  Vice President of Internet Business
Leon Rishniw............ 34  Vice President of Engineering
Ann Winblad............. 49  Director
Silvia Kessel........... 48  Director
Sanford R. Climan....... 44  Director
Eric P. Robison......... 40  Director

   Mr. Kearby co-founded Liquid Audio in January 1996. Since January 1996, Mr. Kearby has served as our President and Chief Executive Officer and one of our directors. From June 1995 to December 1995, Mr. Kearby was co-founder and Chief Executive Officer of Integrated Media Systems, a manufacturer of computer-based professional audio equipment. From January 1989 until June 1995, Mr. Kearby served as Vice President of Sales and Marketing at Studer Editech Corporation, a professional audio recording equipment company. Mr. Kearby holds a B.A. in broadcast management and audio engineering from San Francisco State University.

   Mr. Flynn co-founded Liquid Audio in January 1996. Since July 1999, Mr. Flynn has served as our Senior Vice President of Business Development and Secretary. From January 1996 to July 1999, Mr. Flynn served as our Vice President of Business Development and Secretary. Mr. Flynn also served as our Chief Financial Officer from January 1996 to August 1997 and as one of our directors from January 1996 to June 1996. From March 1987 until November 1995, Mr. Flynn served as a general partner of Entertainment Media Venture Partners I, L.P., an institutional venture capital fund investing in the entertainment, media and communications technology industries. During this time, Mr. Flynn also served on the board of directors of Integrated Media Systems. Mr. Flynn holds a B.A. in English from Stanford University and an M.B.A. from UCLA.

   Mr. Wiser co-founded Liquid Audio in January 1996. Since July 1999, Mr. Wiser has served as our Senior Vice President of Engineering and Chief Technical Officer. From May 1996 to July 1999, Mr. Wiser served as our Vice President of Engineering and from November 1998 to July 1999 as our Chief Technical Officer. Since June 1996, he has also served as one of our directors. From July 1995 to May 1996, Mr. Wiser served as a senior software engineer, directing audio compression work at Chromatic Research, a multimedia semiconductor device company. From October 1994 to July 1995, Mr. Wiser was a senior software engineer and the director of digital signal processing research for Studer Editech Corporation. From June 1994 to October 1994, Mr. Wiser was a software engineer for Sonic Solutions, a developer of digital media tools.
Mr. Wiser holds a B.S. in electrical engineering from the University of Maryland, College Park and an M.S. in electrical engineering from Stanford University.

   Mr. Iwatani has served as our Senior Vice President since July 1999 and as our Chief Financial Officer since August 1997. From May 1995 to April 1997, Mr. Iwatani was the Chief Financial Officer of Berkeley Systems, Inc., a developer and marketer of multimedia entertainment consumer software. From May 1991 to March 1995, Mr. Iwatani served as Director of Finance and Operations at Insignia Solutions, Inc., a utility software company. Mr. Iwatani holds a B.S. in accounting from Santa Clara University, as well as a C.P.A. from the State of California.

   Mr. Wingate has served as our Senior Vice President of Content Development and Label Relations since November 1999 and as our Vice President of Content Development and Label Relations since August 1998. Mr. Wingate operated his own new media marketing consulting company, Wingate Marketing, from July 1996 until June 1998. From August 1997 to June 1998, Mr. Wingate was also a private music industry consultant. From June 1994 to July 1996, Mr. Wingate was Senior Vice President, Marketing for Arista Records Incorporated, a music recording company. Prior to June 1994, Mr. Wingate held several senior management positions with major music industry record labels, including Polygram, Inc. and Columbia Records. Mr. Wingate holds a B.A. in communications from Brown University.

   Mr. Lynch has served as our Vice President of Information Technology since November 1999. From August 1997 to November 1999, Mr. Lynch was Manager of Integration Services at Wells Fargo & Company, a banking institution. From November 1996 to August 1997, Mr. Lynch was an Internet development consultant, providing services to several companies, including Internet service providers. Prior to November 1996, Mr. Lynch owned Business Link Communications, a prepress company, and worked as a music journalist and artist manager. Mr. Lynch holds a B.A. in English from Columbia University.

   Mr. Malone has served as our Vice President of Sales since February 1998. From June 1997 to February 1998, Mr. Malone was our Director, International Sales. From May 1993 to June 1997, Mr. Malone held a variety of positions at Silicon Graphics, Inc., a manufacturer of work stations, servers and supercomputing systems, including Manager, Strategic Marketing, Operations Manager, Portugal and International Business Development Manager. Mr. Malone holds a B.S. in business administration from the University of Arizona and an M.B.A. in international business studies from the University of South Carolina.

   Mr. Prevost has served as our Vice President of Promotions since December 1998. From April 1996 to November 1998, Mr. Prevost was Vice President, Retail at The Album Network, a media company trade journal. Prior to April 1996, Mr. Prevost was president of his own company, the Charly Prevost Company, a multimedia management company. Mr. Prevost has also held several senior management positions within the music recording industry, including president of Island Records.

   Ms. Fleming has served as our Vice President of Corporate Marketing since June 1999. From February 1999 to June 1999, Ms. Fleming was our Director of Corporate Marketing. From December 1995 to February 1999, Ms. Fleming served as Public Relations Director at Netscape Communications Corporation, an Internet services provider. From June 1994 to December 1995, Ms. Fleming was a Corporate Public Relations Manager for Microsoft Corporation, a software company. Ms. Fleming holds a B.A. in English from Stanford University.

   Ms. Furmidge has served as our Vice President of Internet Business since June 1999. From January 1999 to June 1999, Ms. Furmidge was an Executive Producer for ZD TV LLC, an Internet cable channel integrating television and Internet programming. From June 1997 to January 1999, Ms. Furmidge was an Executive Producer for Netscape Communications Corporation. From December 1995 to June 1997, Ms. Furmidge served as a Senior Producer for Netscape Communications Corporation. Prior to December 1995, Ms. Furmidge served as an Engineering Project Manager for Apple Computer, Inc., a software company. Ms. Furmidge holds a B.A. in international relations from Stanford University and an M.B.A. in telecommunications from the University of San Francisco.

   Mr. Rishniw has served as our Vice President of Engineering since October 1999. He was originally employed by us as a software engineer in August 1996, became one of our Development Managers in January 1997 and Director of Engineering in November 1998. From May 1995 until August 1996, Mr. Rishniw served as a senior software engineer for Studer Editech, a professional audio recording equipment company. From August 1994 until May 1995, Mr. Rishniw served as a software engineer for Signal Stream Technology, a medical imaging technology provider. Mr. Rishniw holds a B.S. in engineering from Melbourne Institute of Technology.

   Ms. Winblad has served as one of our directors since May 1996. Ms. Winblad has been a general partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. She is a member of the board of trustees of the University of St. Thomas and is an advisor to numerous entrepreneurial groups such as the Software Development Forum, the Stanford/MIT Venture Forum and the Massachusetts Computer Software Council, Software Industry Business Practices. Ms. Winblad also serves on the boards of directors of Net Perceptions Inc., a developer and supplier of realtime recommendation technology for the Internet, The Knot, Inc., an Internet-based wedding services company, and several private companies. Ms. Winblad holds a B.S. in mathematics and business administration from the College of Saint Catherine and an M.A. in education with an economics focus from the University of St. Thomas.

   Ms. Kessel has served as one of our directors since October 1998. Since November 1995, Ms. Kessel has held several positions at Metromedia International Group, Inc., a global communications and media company, including Executive Vice President, Chief Financial Officer and Treasurer. From January 1993 to June 1997, Ms. Kessel was Executive Vice President and a director of Orion Pictures Corporation, a movie production company. Since January 1994, Ms. Kessel has served as Senior Vice President of Metromedia Company, a privately-held partnership. Ms. Kessel has also served as President of Kluge & Company, a privately-held company, for over five years. Ms. Kessel is currently a director and Executive Vice President of Metromedia Fiber Network, Inc., a fiber optic network provider, and Big City Radio, Inc., an owner and operator of radio station combinations in New York City, Chicago and Los Angeles. Ms. Kessel received an M.B.A. in finance from Columbia University.

   Mr. Climan has served as one of our directors since April 1999. Since February 1999, Mr. Climan has been President of Entertainment Media Ventures, Inc., an investment and advisory company focused on traditional and new media. From October 1995 to May 1997, Mr. Climan was Executive Vice President and President of Worldwide Business Development for Universal Studios, Inc., a media production company. From June 1997 to February 1999 and from June 1986 to September 1995, Mr. Climan was a member of the senior management team at Creative Artists Agency, a talent and literary representation firm. Mr. Climan also serves on the boards of directors of Equity Marketing, Inc., a provider of custom promotional programs, and Sunterra Corporation, a developer and operator of vacation ownership resorts. Mr. Climan holds a B.A. in chemistry from Harvard College, an M.S. in health policy and management from the Harvard School of Public Health and an M.B.A. from Harvard Business School.

   Mr. Robison has served as one of our directors since April 1999. Since January 1994, Mr. Robison has been a business development associate for Vulcan Northwest, Inc., the holding company that manages all personal and business interests for new media investor Paul G. Allen. Mr. Robison serves as a Business Development Associate for Vulcan Ventures, Inc., the venture fund division of Vulcan. Mr. Robison also serves on the boards of directors of CNET, Inc., and Cumulus Media , Inc. Mr. Robison holds a B.A. in communication studies from California State University, Sacramento and an M.A. from the University of California, Davis.

Compliance with Section 16(a) Beneficial Ownership Reporting

   Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the "SEC") and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish to us with copies of all Section 16(a) forms that they file.

   Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16(a)-(c) and Forms 5 and amendments thereto furnished to us with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were applicable to our officers, directors and 10% shareholders were complied with, except a late filing of a Form 4 by Sanford R. Climan, resulting in one purchase transaction not being reported on time, a late filing of a Form 4 by Silvia Kessel, resulting in one purchase transaction not being reported on time, a late filing of a Form 4 by Eric P. Robison resulting in one purchase transaction not being reported on time, a failure to file a Form 5 by Leon Rishniw, resulting in one option grant not being reported, and a failure to file a Form 3 by James Lynch III, resulting in one option grant not being reported.

Board Composition

   We currently have six directors. Our restated certificate of incorporation divides our board of directors into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2000; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. The Class I directors are Sanford R. Climan and Eric P. Robison, the Class II directors are Silvia Kessel and Ann Winblad and the Class III directors are Gerald W. Kearby and Philip R. Wiser. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

   Each officer is elected by, and serves at the discretion of, the board of directors. Each of our officers and directors, other than nonemployee directors, devotes his or her full time to our affairs. Our nonemployee directors devote the amount of time necessary to discharge their duties to us. There are no family relationships among any of our directors, officers or key employees.

Board Committees

   The audit committee of the board of directors reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. The audit committee currently consists of Silvia Kessel, Eric P. Robison and Ann Winblad.

   The compensation committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Ann Winblad and Sanford R. Climan. No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past.

Director Compensation

   Our directors do not receive cash compensation for their service as members of the board of directors, although they are reimbursed for certain expenses in connection with attendance at board and committee meetings. We do not provide additional compensation for committee participation or special assignments of the board of directors. In April 1999, we granted Sanford R. Climan options to purchase 20,000 shares of common stock under our 1996 Equity Incentive Plan.

Change of Control Arrangements

   We have granted options to purchase common stock to Gary J. Iwatani and James Lynch III. The shares underlying the options are subject to a vesting schedule that accelerates with respect to the lesser of 25% of the total number of shares subject to each option or the remaining unvested shares upon certain corporate transactions, as described in each individual option grant.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Index to Financial Statements

   Please see the accompanying Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

   (a)(2) Financial Statement Schedules

   Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

   (a)(3) Exhibits

   Please see subsection (c) below.

   (b) Reports on Form 8-K

   Not applicable.

   (c) Exhibits

   The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

 3.1 Certificate of Incorporation as currently in effect(1)
 3.2 Bylaws as currently in effect(1)
 4.1 Reference is made to Exhibits 3.1 and 3.2

  4.2   Form of Specimen Stock Certificate(1)
        Second Amended and Restated Investor Rights Agreement dated July 31,
  4.3   1998(1)
 10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers(1)
 10.2   1996 Equity Incentive Plan(1)
 10.3   1999 Employee Stock Purchase Plan(1)
 10.4   Licensing Agreement with SESAC dated May 21, 1998(1)
        Software Cross License Agreement with Adaptec, Inc. dated June 12,
 10.5+  1998(1)
 10.6   Form of Liquid Music Network Agreement(1)
        Letter Agreement with Compaq Computer Corporation dated March 23,
 10.7+  1998(1)
 10.8+  LA Agreement with Real Networks, Inc. dated April 26, 1998(1)
        Binary Software License Agreement with Precept Software, Inc. dated
 10.9+  September 30, 1997(1)
 10.10+ Patent License Agreement with Fraunhofer-Gesellschaft, zur Forderung der angewandten Forschung e.V. dated August 14, 1998(1)
 10.11+ Software License Agreement with Fraunhofer-Gesellschaft, zur Forderung der angewandten Forschung e.V. dated August 14, 1998(1)
 10.12+ OEM Master License Agreement with RSA Data Security, Inc. dated July
        18, 1997(1)
 10.13+ Agreement in Principle with N2K, Inc. dated February 12, 1997(1)
        Patent License Agreement with Dolby Laboratories Licensing Corporation,
 10.14+ dated May 3, 1996(1)
 10.15+ Adjustment to Patent and License Agreement with Dolby Laboratories
        Licensing Corporation, dated September 18, 1997(1)
 10.16+ Source Code, Trademark and Know-How License Agreement with Dolby
        Laboratories Licensing Corporation dated May 3, 1996(1)
 10.17  Founders Restricted Stock Purchase Agreement (with amendments) with
        Gerald W. Kearby dated April 25, 1996(1)
 10.18  Founders Restricted Stock Purchase Agreement (with amendments) with
        Philip R. Wiser dated April 25, 1996(1)
 10.19  Founders Restricted Stock Purchase Agreement (with amendments) with
        Robert G. Flynn dated April 25, 1996(1)
 10.20  Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing
        Incorporated dated as of October 15, 1996(1)
 10.21  Summary Plan Description of 401(K) Plan(1)
        Loan and Security Agreement with Silicon Valley Bank dated April 16,
 10.22  1998(1)
        Loan and Security Agreement with Silicon Valley Bank dated November 16,
 10.23  1998(1)
        Lease Agreement with Master Lease, a Division of Tokai Financial
 10.24  Services, dated March 3, 1998(1)
 10.25  Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated
        February 16, 1999, for property located at 2221 Broadway, Redwood City,
        California(1)
 10.26  Lease and Service Agreement with Alliance Business Centers, dated
        August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York(1)
 10.27 Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut(1)

 10.28 Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California(1)
 10.29 Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California(1)
        Software Reseller Agreement with Liquid Audio Japan, dated as of August
 10.30+ 9, 1998(1)
 10.31+ Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc.,
        ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999(1)
 10.32  Loan Agreement with Super Factory, Inc., dated March 31, 1999(1)
        Share Sale and Purchase and Option Agreement with Super Stage, Inc.,
 10.33+ dated March 31, 1999(1)
 10.34+ Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd.
        dated December 31, 1998(1)
 10.35+ Software Reseller and Services Agreement with Liquid Audio Korea Co.
        Ltd. dated December 31, 1998(1)
        Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December
 10.36+ 31, 1998(1)
 10.37  Consulting Agreement with SKM Limited dated December 31, 1998(1)
        Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31,
 10.38  1998(1)
 10.39  Software License Agreement with Intel Corporation dated May 4, 1999(1)
 10.40  Liquid Remote Inventory Fulfillment SystemsTM Merchant Affiliate and
        License Agreement with MTS, Inc., dated May 14, 1999(1)
 10.41+ OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999(1)
        Amazon.com/Liquid Audio Advertising Agreement, including exhibits,
 10.42  dated as of June 9, 1999(1)
        Online Program Agreement with Muze, Inc., dated as of February 9,
 10.43  1999(1)
        Letter Agreement By and Between Texas Instrument Incorporated, dated as
 10.44  of January 29, 1999(1)
 10.45+ OEM Agreement with Toshiba Corporation, dated June 9, 1999(1)
 10.46  Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997(1)
 10.47  Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI
        Recorded Music, dated June 16, 1999(1)
 10.48 Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California(2)
 11.1   Statement regarding computation of per share earnings(3)
 23.1   Consent of PricewaterhouseCoopers LLP
 24.1   Power of Attorney (contained in the signature page to this report)
 27.1   Financial Data Schedule

--------
 +  confidential treatment received as to certain portions
(1) incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2) incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-91541, filed with the Securities and Exchange Commission on November 23, 1999 and declared effective December 14, 1999
(3) this exhibit has been omitted because the information is shown in the financial statements or notes thereto

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on March 30, 2000.

                                                  /s/ Gerald W. Kearby
                                          By: _________________________________
                                                      Gerald W. Kearby
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Gerald W. Kearby and Gary J. Iwatani, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Gerald W. Kearby            President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
           Gerald W. Kearby             (Principal Executive
                                        Officer)

       /s/ Gary J. Iwatani             Senior Vice President and    March 30, 2000
______________________________________  Chief Financial Officer
           Gary J. Iwatani              (Principal Financial and
                                        Accounting Officer)

                                       Senior Vice President of
______________________________________  Engineering, Chief
           Philip R. Wiser              Technical Officer and
                                        Director

         /s/ Ann Winblad               Director                     March 30, 2000
______________________________________
             Ann Winblad

        /s/ Silvia Kessel              Director                     March 30, 2000
______________________________________
            Silvia Kessel

                                       Director
______________________________________
          Sanford R. Climan

       /s/ Eric P. Robison             Director                     March 30, 2000
______________________________________
           Eric P. Robison

                               LIQUID AUDIO, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Balance Sheets............................................................. F-3
Statement of Operations.................................................... F-4
Statement of Stockholders' Equity (Deficit)................................ F-5
Statement of Cash Flows.................................................... F-6
Notes to Financial Statements.............................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Liquid Audio, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Liquid Audio, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 2, 2000, except as to
Note 10 which is
As of February 25, 2000

                               LIQUID AUDIO, INC.

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Assets
Current assets:
  Cash and cash equivalents................................ $138,692  $ 14,143
  Short-term investments...................................   19,157     3,001
  Accounts receivable, net.................................      316       376
  Receivables from related parties.........................      435       615
  Other current assets.....................................      638       314
                                                            --------  --------
    Total current assets...................................  159,238    18,449
                                                            --------  --------
Investment in strategic partner............................    1,959       --
Property and equipment, net................................    4,857     1,507
Other assets...............................................      220        70
                                                            --------  --------
      Total assets......................................... $166,274  $ 20,026
                                                            ========  ========

Liabilities, mandatorily redeemable convertible preferred
stock and stockholders' equity (deficit)
Current liabilities:
  Accounts payable......................................... $  1,952  $    802
  Accrued expenses and other current liabilities...........    2,901       932
  Deferred revenue.........................................    1,572     1,177
  Capital lease obligations, current portion...............      194       197
  Equipment loan, current portion..........................      589       281
                                                            --------  --------
    Total current liabilities..............................    7,208     3,389
Capital lease obligations, non-current portion.............      149       330
Equipment loan, non-current portion........................      731       639
Note payable to related party..............................      441       --
                                                            --------  --------
      Total liabilities....................................    8,529     4,358
                                                            --------  --------

Mandatorily redeemable convertible preferred stock.........      --     29,801
                                                            --------  --------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; none issued or outstanding..................      --        --
  Common stock, $0.001 par value; 50,000,000 shares
   authorized; 21,875,256 and 3,916,045 shares issued and
   outstanding.............................................       22         4
  Additional paid-in capital...............................  198,973     3,917
  Unearned compensation....................................   (1,097)   (2,035)
  Accumulated deficit......................................  (40,225)  (16,019)
  Accumulated other comprehensive income...................       72       --
                                                            --------  --------
      Total stockholders' equity (deficit).................  157,745   (14,133)
                                                            --------  --------
      Total liabilities, mandatorily redeemable convertible
       preferred stock and stockholders' equity (deficit).. $166,274  $ 20,026
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                               LIQUID AUDIO, INC.

                            STATEMENT OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                Year Ended December 31,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  ----------  ----------
Net revenues:
  License................................. $     1,537  $    1,235  $      246
  Services................................         733         268          10
  Business development (related party)....       2,137       1,300         --
                                           -----------  ----------  ----------
    Total net revenues....................       4,407       2,803         256
                                           -----------  ----------  ----------
Cost of net revenues:
  License.................................         235         310         302
  Services................................       1,122         242          91
  Business development (related party)....          79           2         --
                                           -----------  ----------  ----------
    Total cost of net revenues............       1,436         554         393
                                           -----------  ----------  ----------
Gross profit (loss).......................       2,971       2,249        (137)
Operating expenses:
  Sales and marketing.....................      10,217       4,035       2,820
  Research and development................      11,706       4,109       1,880
  General and administrative..............       2,770       1,642         898
  Strategic marketing--equity
   instruments............................       3,130         --          --
  Stock compensation expense..............       1,369       1,241         534
                                           -----------  ----------  ----------
    Total operating expenses..............      29,192      11,027       6,132
                                           -----------  ----------  ----------
Loss from operations......................     (26,221)     (8,778)     (6,269)
Interest income...........................       2,271         379         125
Interest expense..........................        (193)       (140)        (72)
Other income (expense), net...............         (63)        --          --
                                           -----------  ----------  ----------
Net loss.................................. $   (24,206) $   (8,539) $   (6,216)
                                           ===========  ==========  ==========
Net loss per share:
  Basic and diluted....................... $     (2.28) $    (3.60) $    (4.95)
                                           ===========  ==========  ==========
  Weighted average shares.................  10,615,566   2,370,564   1,256,114
                                           ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               LIQUID AUDIO, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                            Common Stock     Additional                              Other
                          ------------------  Paid-in     Unearned   Accumulated Comprehensive
                            Shares    Amount  Capital   Compensation   Deficit      Income      Total
                          ----------  ------ ---------- ------------ ----------- ------------- --------
Balance at December 31,
 1996...................   3,431,244   $  3   $    241    $  (208)    $ (1,264)      $--       $ (1,228)
Exercise of stock
 options................     468,399      1         30        --           --         --             31
Unearned compensation...         --     --       1,888     (1,888)         --         --            --
Amortization of unearned
 compensation...........         --     --         --         534          --         --            534
Net loss................         --     --         --         --        (6,216)       --         (6,216)
                          ----------   ----   --------    -------     --------       ----      --------
Balance at December 31,
 1997...................   3,899,643      4      2,159     (1,562)      (7,480)       --         (6,879)
Repurchase of founders'
 common stock...........     (87,868)   --         --         --           --         --            --
Repurchase of common
 stock in connection
 with unvested stock
 options previously
 exercised..............     (24,219)   --          (2)       --           --         --             (2)
Exercise of stock
 options................      90,173    --           6        --           --         --              6
Issuance of common stock
 in connection with a
 marketing agreement....      38,316    --          40        --           --         --             40
Unearned compensation...         --     --       1,714     (1,714)         --         --            --
Amortization of unearned
 compensation...........         --     --         --       1,241          --         --          1,241
Net loss................         --     --         --         --        (8,539)       --         (8,539)
                          ----------   ----   --------    -------     --------       ----      --------
Balance at December 31,
 1998...................   3,916,045      4      3,917     (2,035)     (16,019)       --        (14,133)
Repurchase of common
 stock in connection
 with unvested stock
 options previously
 exercised..............     (50,861)   --          (3)       --           --         --             (3)
Issuance of common stock
 for services rendered..     100,000    --       1,100        --           --         --          1,100
Issuance of common stock
 warrants in connection
 with a marketing
 agreement..............         --     --       2,030        --           --         --          2,030
Conversion of
 mandatorily redeemable
 convertible preferred
 stock upon initial
 public offering........   9,744,199     10     29,791        --           --         --         29,801
Issuance of common stock
 in connection with
 public stock offerings,
 net of offering
 expenses of $1,481.....   7,750,147      8    159,592        --           --         --        159,600
Exercise of stock
 options................     398,581    --         156        --           --         --            156
Exercise of warrants....      17,145    --         --         --           --         --            --
Unearned compensation...         --     --         431       (431)         --         --            --
Amortization of unearned
 compensation...........         --     --         --       1,369          --         --          1,369
Gain on investment in
 strategic partner......         --     --       1,959        --           --         --          1,959
Unrealized gain on
 investments............         --     --         --         --           --          72           --
Net loss................         --     --         --         --       (24,206)       --            --
Comprehensive loss......         --     --         --         --           --         --        (24,134)
                          ----------   ----   --------    -------     --------       ----      --------
Balance at December 31,
 1999...................  21,875,256   $ 22   $198,973    $(1,097)    $(40,225)      $ 72      $157,745
                          ==========   ====   ========    =======     ========       ====      ========

   The accompanying notes are an integral part of these financial statements.

                               LIQUID AUDIO, INC.

                            STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
Net loss........................................... $(24,206) $(8,539) $(6,216)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization.....................    1,143      451      121
 Amortization of unearned compensation.............    1,369    1,241      534
 Allowance for doubtful accounts...................       50      210       55
 Equity investment losses..........................      378      400      --
 Strategic marketing-equity instruments............    3,130      --       --
 Other.............................................       63      --       --
 Changes in assets and liabilities:
  Accounts receivable..............................       10     (502)    (139)
  Receivables from related parties.................      180     (615)     --
  Other assets.....................................     (474)    (191)    (155)
  Accounts payable.................................    1,150      397      384
  Accrued expenses and other current liabilities...    1,969      259      590
  Deferred revenue.................................      395    1,087       75
                                                    --------  -------  -------
    Net cash used in operating activities..........  (14,843)  (5,802)  (4,751)
                                                    --------  -------  -------

Cash flows from investing activities:
  Acquisition of property and equipment............   (4,456)    (982)    (319)
  Purchases of short-term investments..............  (16,084)  (3,001)     --
  Equity investment................................      --      (400)     --
                                                    --------  -------  -------
    Net cash used in investing activities..........  (20,540)  (4,383)    (319)
                                                    --------  -------  -------

Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock.....................      --    21,535    6,246
  Proceeds from issuance of common stock...........  159,753        4       31
  Payments made under capital leases...............     (221)    (118)     (84)
  Proceeds from equipment loan.....................      846      920      --
  Payments made under equipment loan...............     (446)     --       --
  Proceeds (payments) under line of credit.........      --      (400)     400
  Proceeds from short-term loan....................      --     1,330      400
  Payments on short-term loan......................      --    (1,330)    (400)
                                                    --------  -------  -------
    Net cash provided by financing activities......  159,932   21,941    6,593
                                                    --------  -------  -------
Net increase in cash and cash equivalents..........  124,549   11,756    1,523
Cash and cash equivalents at beginning of period...   14,143    2,387      864
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $138,692  $14,143  $ 2,387
                                                    ========  =======  =======

Supplemental cash flow disclosures:
  Cash paid for interest........................... $    193  $   121  $    72

Supplemental non-cash investing and financing
 activities:
  Acquisition of property and equipment through
   capital leases.................................. $     37  $   305  $   289
  Issuance of common stock for services rendered...    1,100       40      --
  Issuance of warrants in connection with a
   strategic marketing agreement...................    2,030      --       --
  Equity investment with note payable..............      378      --       --

   The accompanying notes are an integral part of these financial statements.

                               LIQUID AUDIO, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

 The Company

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

   In July 1999, the Company completed its initial public offering of common stock. A total of 4,800,000 shares were sold at $15.00 per share. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $65.9 million. In December 1999, the Company completed a follow-on public offering of common stock. A total of 2,946,076 shares were sold at $33.63 per share. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $93.7 million.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents and short-term investments

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents, and those with maturities greater than three months and less than twelve months are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial securities that are stated at cost, which approximates fair value. The Company classifies all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses recorded in stockholders' equity. The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments (in thousands):

                                                                December 31,
                                                              ----------------
                                                                1999    1998
                                                              -------- -------
   Cash and cash equivalents:
     Cash.................................................... $ 10,237 $ 1,034
     Money market funds......................................    8,613   3,102
     Commercial securities...................................  119,842  10,007
                                                              -------- -------
                                                              $138,692 $14,143
                                                              ======== =======
   Short-term investments:
     Commercial securities................................... $  1,003 $   --
     U.S. Government bonds...................................   18,154   3,001
                                                              -------- -------
                                                               $19,157 $ 3,001
                                                              ======== =======

   All short-term investments had a contractual maturity of one year or less.

                               LIQUID AUDIO, INC.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly-liquid money market fund and commercial securities with major financial institutions. Short term investments are invested in government and corporate bonds. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Credit losses to date have been within management's estimates.

   The following table sets forth customers comprising 10% or more of the Company's total net revenues for each of the periods indicated:

                                                                   Year Ended
                                                                  December 31,
                                                                 ----------------
   Customer                                                      1999  1998  1997
   --------                                                      ----  ----  ----
   A............................................................ --    --     49%
   B............................................................ --    --     12
   C............................................................ --    --     10
   D............................................................ --     34%  --
   E............................................................  31%  --    --
   F............................................................  30   --    --
   G............................................................  12   --    --

   At December 31, 1999, three customers represented 31%, 21% and 13%, respectively, of gross accounts receivable. At December 31, 1998, one customer represented 26% of gross accounts receivable.

 Fair value of financial instruments

   The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, an equipment loan, a line of credit and a note payable to a related party are carried at cost and in the case of short-term investments, at fair value which equates to market. The Company's short-term financial instruments, except for short-term investments, approximate fair value due to their relatively short maturities. The carrying value of the Company's long-term financial instruments approximate fair value as the interest rates approximate current market rates of similar debt. The Company does not hold or issue financial instruments for trading purposes.

 Property and equipment

   Property and equipment, including leasehold improvements, are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years, or for leasehold improvements, the term of the lease, whichever is shorter. Assets held under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the life of the lease, generally three years.

   Long-lived assets held and used by the Company, or to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book value of the assets and their estimated fair values. Based on its most recent analysis, the Company believes that no impairment of long-lived assets existed at December 31, 1999 and 1998.

                              LIQUID AUDIO, INC.

 Revenue recognition

   The Company's revenues are derived from the licensing of software products (including maintenance), hosting, music delivery, encoding, integration, installation, promotion and advertising services, and business development contracts. Revenues are recognized for the various contract elements based upon vendor-specific objective evidence of the fair value for each element, in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") and related guidance. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Provisions for sales returns are provided at the time of revenue recognition based upon estimated returns.

   Maintenance and hosting fees are deferred and recognized as service revenue on a straight-line basis over the life of the related contract, which is typically one year. Music delivery service revenue is recognized at the time digital music is delivered. Encoding, integration, installation, promotion and advertising service fees are deferred and recognized as service revenue over the period the services are provided.

   Business development revenue consists of business development fees derived from contractual agreements with the Company's strategic partners. These U.S. dollar denominated nonrefundable fees are based upon agreements whereby the strategic partners are contractually obligated to pay to the Company a fixed fee for the opportunity to develop businesses in various countries using the Company's proprietary technology. The fees are recognized by the Company as earned, the specific timing of which depends on the terms and conditions of the particular contractual arrangements. In addition to the business development fees recognized by the Company, other fees are recognized as products are delivered (see note 2).

 Research and development costs

   Expenditures for research and development are charged to expense as incurred. Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs are capitalized after technological feasibility has been established. Development costs incurred in the period from achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and therefore software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs as of December 31, 1999 or 1998.

 Advertising

   Advertising costs are expensed as incurred. The following table sets forth advertising costs (in thousands):

                                                                   Year Ended
                                                                  December 31,
                                                                ----------------
                                                                 1999  1998 1997
                                                                ------ ---- ----
   Advertising costs........................................... $1,659 $247 $53

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", and complies with the disclosure

                               LIQUID AUDIO, INC.

provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

 Income taxes

   Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net loss per share

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
   Numerator:
     Net loss..................................... $(24,206) $(8,539) $(6,216)
                                                   --------  -------  -------
   Denominator:
     Weighted average shares......................   11,199    3,888    3,682
     Weighted average unvested common shares
      subject to repurchase.......................     (583)  (1,517)  (2,426)
                                                   --------  -------  -------
     Denominator for basic and diluted
      calculation.................................   10,616    2,371    1,256
                                                   --------  -------  -------
   Net loss per share:
     Basic and diluted............................ $  (2.28) $ (3.60) $ (4.95)
                                                   ========  =======  =======

                               LIQUID AUDIO, INC.

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                              December 31,
                                                            -----------------
                                                            1999  1998  1997
                                                            ----- ----- -----
   Series A mandatorily redeemable convertible preferred
    stock.................................................. 3,050 3,050 3,050
   Series B mandatorily redeemable convertible preferred
    stock.................................................. 3,187 3,187 3,187
   Series C mandatorily redeemable convertible preferred
    stock.................................................. 3,507 3,507   --
   Mandatorily redeemable convertible preferred stock
    warrants...............................................   --     18     9
   Common stock options.................................... 1,520 1,067   861
   Common stock warrants...................................   609    49   --

 Comprehensive income

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and unrealized gains and losses on investments and is displayed in the statement of stockholders' equity (deficit).

 Segment information

   The FASB recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management approach." The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998. The Company has determined that it does not have any separately reportable business or geographic segments.

 Recent accounting pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

 Reclassifications

   Certain reclassifications have been made to the prior years' financial statements to conform to current period presentation.

                               LIQUID AUDIO, INC.

NOTE 2--RELATED PARTIES:

 Investment in Liquid Audio Korea

   In December 1998, the Company signed an agreement with a strategic partner (the "strategic partner") to establish a Korean corporation, Liquid Audio Korea Co. Ltd. ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea. LAK is the exclusive reseller and distributor of the Company's software products in Korea, under an agreement expiring on December 31, 2003. The Company paid $400,000 for 40% of the outstanding common stock of LAK and will account for its investment in LAK using the equity method of accounting. As of December 31, 1998 and 1999, the Company's investment in LAK is recorded at zero; the investment of $400,000 was recorded as an offset to the business development revenue recognized from LAK in December 1998. The Company will not record its share of additional losses during this development stage since there is no obligation on the part of the Company to pay LAK or any other party for those losses. If LAK generates sufficient profits to recoup its initial operating losses, the Company will re-instate the equity method of accounting.

 Investment in Liquid Audio Japan

   In April 1998, the Company signed an agreement with a strategic partner (the "strategic partner") to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. At December 31, 1998, the initial capitalization of LAJ was provided by the strategic partner, and in March 1999, the Company purchased 18% of the issued and outstanding shares in LAJ from the strategic partner for $378,000. The Company retains the option, expiring on December 31, 2003, to purchase up to 20% of the capital of LAJ from the strategic partner, at the then fair market value of LAJ's shares. The Company also has a put option whereby the Company can require the strategic partner to purchase its shares in LAJ at the then fair market value, if certain performance measures of LAJ, as defined, are not met. The Company's purchase of shares in LAJ was funded by a loan from a related entity of the Japanese strategic partner. This loan, denominated in Japanese yen, is repayable on December 31, 2003. Interest on the loan bears interest at 0.5% above a Japanese bank's prime rate (3.1% at December 31, 1999) and is payable quarterly. The loan is classified in the balance sheet as a non-current note payable to a related party and recorded at the prevailing exchange rate at December 31, 1999.

   In March 1999, the Company's investment in LAJ was deemed to be impaired due to substantial doubt regarding recoverability and the significant losses that are expected to be incurred during LAJ's initial operating periods and the $378,000 write-off of this investment was included in sales and marketing expenses for the three months ended March 31, 1999.

   In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company's ownership in LAJ reducing to 6.92%. Accordingly, the Company booked an investment in LAJ of $2.0 million, which was recorded as additional paid in capital, to reflect the increase in the Company's share of LAJ's net assets. The fair value of the Company's 6.92% ownership in LAJ, based on the quoted trading price, was approximately $63.4 million at December 31, 1999.

                               LIQUID AUDIO, INC.

 Other transactions

   During the years ended December 31, 1999 and 1998, the Company recorded business development revenues totaling $2,137,000 and $1,300,000, respectively. The components of these amounts are as follows (in thousands):

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               1999   1998  1997
                                                              ------ ------ ----
   Business development revenues:
     Consulting and other services........................... $1,653 $1,200 --
     License fees and other..................................    484    100 --
                                                              ------ ------ ---
                                                              $2,137 $1,300 --
                                                              ====== ====== ===

   At December 31, 1999, fees received in advance of recognition as business development revenues were $1,167,000. This amount is classified as deferred revenue on the balance sheet.

NOTE 3--BALANCE SHEET COMPONENTS (in thousands):

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
   Accounts receivable, net:
     Accounts receivable.......................................... $ 468  $ 607
     Allowance for doubtful accounts..............................  (152)  (231)
                                                                   -----  -----
                                                                    $316  $ 376
                                                                   =====  =====

   Bad debt write-offs against the allowance for doubtful accounts were $129,000 and $34,000 in the years ended December 31, 1999 and 1998, respectively.

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
   Property and equipment:
     Computer equipment and purchased software.................. $5,614  $1,460
     Furniture and fixtures.....................................    544     324
     Leasehold improvements.....................................    448     329
                                                                 ------  ------
                                                                  6,606   2,113
     Less: accumulated depreciation and amortization............ (1,749)   (606)
                                                                 ------  ------
                                                                 $4,857  $1,507
                                                                 ======  ======

   Property and equipment includes $784,000 and $729,000 of equipment under capital leases at December 31, 1999 and 1998, respectively. Accumulated amortization for equipment under capital leases was $581,000 and $352,000 at December 31, 1999 and 1998, respectively.

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
   Accrued expenses and other current liabilities:
     Compensation and benefits..................................... $1,305 $345
     Consulting and professional services..........................    418  147
     Accrued marketing expenses....................................    282  162
     Other.........................................................    896  278
                                                                    ------ ----
                                                                    $2,901 $932
                                                                    ====== ====

                               LIQUID AUDIO, INC.

NOTE 4--BORROWINGS:

 Equipment loan

   Pursuant to the terms of an equipment financing agreement with a bank ("the Bank"), the Company had a $3,000,000 line of credit to be used specifically to purchase computer and office equipment. The line expired in November 1999. Under the line, the Company borrowed amounts totaling $1,766,000 and $920,000 from the date of the agreement (November 1, 1998) through December 31, 1999 and 1998, respectively. Borrowings under the line are repayable in monthly installments over three years and bear interest at the Bank's prime interest rate plus 0.25% (8.75% and 8.0% at December 31, 1999 and 1998, respectively). Borrowings are secured by the related equipment and other assets of the Company.

   Under the equipment line of credit, the Company is required to meet certain monthly reporting and financial covenants, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 1999 and 1998, the Company was in compliance with all such covenants.

   Future minimum principal payments under the equipment line at December 31, 1999 are as follows (in thousands):

   Year Ending December 31,
   ------------------------
     2000............................................................... $  589
     2001...............................................................    589
     2002...............................................................    142
                                                                         ------
                                                                          1,320
   Less current portion.................................................   (589)
                                                                         ------
   Non-current portion.................................................. $  731
                                                                         ======

NOTE 5--PREFERRED STOCK:

 Preferred Stock

   In April 1999, the Company's Certificate of Incorporation was amended and restated to authorize the issuance of 5,000,000 shares of preferred stock at $0.001 par value. No shares of preferred stock are issued or outstanding at December 31, 1999.

 Mandatorily Redeemable Convertible Preferred Stock

   Mandatorily redeemable convertible preferred stock, $0.001 par value at December 31, 1998, was comprised of the following (in thousands):

                                                                     Liquidation
                                                      Shares             and
                                              ---------------------- Redemption
                                              Authorized Outstanding   Amount
                                              ---------- ----------- -----------
   Series A..................................    3,050      3,050      $ 2,001
   Series B..................................    3,355      3,187        6,246
   Series C..................................    4,500      3,507       21,554
                                                ------      -----      -------
                                                10,905      9,744      $29,801
                                                ======      =====      =======

   All shares of mandatorily redeemable convertible preferred stock were converted to common stock at the Company's Initial Public Offering in July 1999.

                               LIQUID AUDIO, INC.

 Warrants

   In connection with certain short-term loans received by the Company in 1998 and 1997 (see Note 4), the Company issued warrants to purchase 15,306 shares of Series B mandatorily redeemable preferred stock for $1.96 per share and 4,544 shares of Series C mandatorily redeemable preferred stock for $6.14 per share respectively. The warrants expire on the earlier of 2002 and 2005, respectively, or two years after an initial public offering. The Company determined the value of the warrants issued in 1998 and in 1997 to be nominal, based on the Black-Scholes option pricing model. These warrants were converted to common stock at the Company's Initial Public Offering in July 1999.

NOTE 6--COMMON STOCK:

   In April 1999, the Company's Certificate of Incorporation was amended and restated to authorize the issuance of 50,000,000 shares of common stock at $0.001 par value.

   In April 1996, the Company issued 3,431,000 shares of restricted common stock at $0.00133 per share to the Company's founders. The restricted common stock vests at a rate of 25% at the end of the first year and then 2.083% each month thereafter until 100% vested. The Company has the right to repurchase unvested shares, and in October 1998, approximately 88,000 shares of unvested founders' common stock was repurchased. At December 31, 1999 and 1998, approximately 3,276,000 and 2,481,000 shares had vested, respectively.

   In June 1999, the Company signed an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music ("EMI"), to facilitate the production of music for delivery over the Internet utilizing the Company's technology. Pursuant to this agreement, the Company issued and delivered 100,000 shares of common stock to EMI. These shares were valued at $1.1 million and immediately recognized as strategic marketing-equity instruments expense during the three months ended June 30, 1999.

 Warrants

   In February 1997, the Company entered into a marketing agreement whereby the Company and another company jointly developed and marketed a certain feature specification of the Company's software products. Pursuant to this agreement, the Company issued 38,316 shares of the Company's common stock and a warrant to purchase 48,860 shares of common stock at $6.14 per share. The warrant expires on January 1, 2001. The Company accrued $107,000 during the year ended December 31, 1997 for the estimated fair value of the warrant, based on the Black-Scholes option pricing model.

   In March and April 1999, the Company granted fully vested common stock warrants to purchase 15,000 shares at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model. The warrants expire in April 2004.

   In June 1999, the Company signed a strategic marketing agreement with Amazon.com, Inc. ("Amazon.com"). Pursuant to this agreement, the Company issued warrants to purchase approximately 381,000 shares of the Company's common stock at $6.56 per share, of which 254,000 shares vested immediately and 127,000 shares vest over a 12-month period commencing if and when the Company and Amazon.com sign a definitive agreement to utilize the Company's technology for a specific business program. The warrants expire through June 2004. The Company has valued the immediately vested 254,000 shares at approximately $2.0 million, based on the Black-Scholes pricing model and the provisions of Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), which is being recognized as

                               LIQUID AUDIO, INC.

strategic marketing-equity instruments expense over the 12-month term of the initial marketing agreement. The 127,000 shares, which will vest over a 12-month period, will be valued at the then fair market value of the Company's common stock if and when a commitment for performance by Amazon.com has been reached or at the date when Amazon.com has performed its contractual obligations under the agreement.

   In August 1999, the Company signed a marketing and distribution agreement with an Internet portal to promote the digital distribution of digital music and the Internet portal's web site. Under the agreement, the Company agreed to grant the Internet portal three warrants totaling 250,000 shares of common stock, which have been accounted for in accordance with EITF 96-18. The first warrant for 83,334 shares at $26.36 per share vests immediately and has been valued by the Company using the Black-Scholes pricing model at $903,000, which is being recognized ratably as strategic marketing-equity instruments expense over the 12-month term of the agreement. The second warrant for 83,333 shares at $40.00 per share vests in August 2000. The value of the warrant is being determined using the Black-Scholes pricing model, which was $1.2 million at December 31, 1999, and is being recognized ratably as marketing-equity instruments expense over the 12-month term of the agreement and is being remeasured each quarter, using the market value of the Company's stock, until the warrant vests. The third warrant, which may be issued if the relationship with the Internet portal is extended beyond the first year, for 83,333 shares at $50.00 per share would commence to vest in August 2000, at which time the Company will determine the value of this warrant.

NOTE 7--EMPLOYEE BENEFIT PLANS:

 401(k) Savings Plan

   The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company may elect to contribute matching and discretionary contributions to the plan; however, no contributions have been made by the Company since inception of the plan.

                               LIQUID AUDIO, INC.

 Stock Option Plan

   In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "Plan") which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the Plan. Under the Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less than 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the Plan was also amended to provide for annual increases on January 1 equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The following table summarizes stock option activity under the Plan (shares in thousands):

                                                          Options Outstanding
                                                        ------------------------
                                             Options                Weighted
                                          Available for         Average Exercise
                                              Grant     Shares  Price Per Share
                                          ------------- ------  ----------------
Balance at December 31, 1996.............       725       419        $0.067
  Additional options authorized..........       441       --            --
  Options granted........................    (1,108)    1,108         0.154
  Options exercised......................       --       (469)        0.067
  Options canceled.......................       197      (197)        0.067
                                             ------     -----        ------
Balance at December 31, 1997.............       255       861         0.130
  Additional options authorized..........        88       --            --
  Repurchase of common stock in
   connection with unvested stock options
   previously exercised..................        24       --            --
  Options granted........................      (512)      512          1.01
  Options exercised......................       --        (90)        0.067
  Options canceled.......................       216      (216)         0.11
                                             ------     -----        ------
Balance at December 31, 1998.............        71     1,067          0.68
  Additional options authorized..........     1,600       --            --
  Repurchase of common stock in
   connection with unvested stock options
   previously exercised..................        51       --            --
  Options granted........................    (1,044)    1,044         17.62
  Options exercised......................       --       (399)         0.39
  Options canceled.......................       192      (192)         2.45
                                             ------     -----        ------
Balance at December 31, 1999.............       870     1,520         12.17
                                             ======     =====

   During the year ended December 31, 1999, the Company granted an option to purchase 20,000 shares of common stock to a consultant in exchange for services at an exercise price of $2.50 per share. The Company determined the value of the option to be $142,000, based on the Black-Scholes option pricing model, and was recognized as research and development expense.

                               LIQUID AUDIO, INC.

   The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999 (shares in thousands):

                                                             Options Vested and
                                 Options Outstanding            Exercisable
                          --------------------------------- --------------------
                                                   Weighted             Weighted
                                        Weighted   Average              Average
                                        Average    Exercise             Exercise
                                       Remaining    Price                Price
                            Number    Contractual    Per      Number      Per
Range of Exercise Prices  Outstanding Life (Years)  Share   Outstanding  Share
------------------------  ----------- ------------ -------- ----------- --------
$0.067..................        45        6.57     $ 0.067       36     $ 0.067
 0.194..................       211        7.74       0.193       93       0.193
 0.333-0.40.............        67        8.32       0.396       19       0.394
 1.50-2.50..............       259        8.89       1.988       63       2.025
 5.00-11.00.............       654        9.38      10.620       19      10.190
 23.25-43.75............       284        9.85      38.236      --          --
                             -----                              ---
                             1,520                              230
                             =====                              ===

Fair value disclosures

   Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Risk-free rates............................................  5.7% 5.8%  6.2%
   Expected lives (in years)..................................  4.0  4.0   4.0
   Dividend yield.............................................  0.0% 0.0%  0.0%
   Expected volatility........................................ 78.0% 0.0%  0.0%

   Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per share under SFAS No. 123 would have been:

                                                          Year Ended December,
                                                                   31
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
   Pro forma net loss (in thousands)..................... $24,534 $8,579 $6,229
   Pro forma net loss per share.......................... $  2.31 $ 3.62 $ 4.96

   The weighted average fair value of options granted on the date of grant were:

                                                     Year Ended December 31,
                                                     ------------------------
                                                       1999    1998    1997
                                                     -------- ------- -------
   Weighted average fair value of options granted
    during period................................... $  17.62 $  4.84 $  1.80

                               LIQUID AUDIO, INC.

 Unearned stock-based compensation

   In connection with certain stock option grants, the Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually four years, using an accelerated basis. Future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

   The following table sets forth unearned compensation and the amortization of unearned compensation (in thousands):

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Unearned compensation.................................. $  431 $1,714 $1,888
   Amortization of unearned compensation.................. $1,369 $1,241 $  534

 Employee Stock Purchase Plan

   In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan will become effective on the first business day on which price quotations for the Company's common stock are available on the Nasdaq National Market. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods which will begin on June 1 and December 1 of each year, except for the offering period which starts on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

NOTE 8--INCOME TAXES:

   The Company had approximately $32.0 million of federal and $31.8 million of state net operating loss carryforwards available to offset future taxable income at December 31,1999. The federal and state net operating loss carryforwards expire in varying amounts beginning in 2011 and 2004, respectively. At December 31, 1999, the Company had approximately $231,000 of federal and $174,000 of state research and development credit carryforwards available to offset future taxable income, which, in the case of the federal carryforwards, expire in varying amounts beginning in 2011. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances.

                               LIQUID AUDIO, INC.

   Deferred taxes are composed of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Deferred tax assets (liabilities)
     Depreciation and amortization........................... $     42  $    12
     Other accruals and liabilities..........................      511      102
     Net operating loss and credit carryforwards.............   12,840    5,070
     Research and development credit carryforwards...........      405      380
                                                              --------  -------
     Total deferred tax assets...............................   13,798    5,564
     Less: Valuation allowance...............................  (13,798)  (5,564)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
                                                              ========  =======

   The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 1999 and 1998.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

 Leases

   The Company leases its office facilities and certain equipment under noncancelable operating lease agreements which expire at various dates through 2002. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The lease requires that the Company pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases is as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Rent expense......................................... $   643 $   294 $   111

   Future minimum lease payments under all noncancelable capital and operating leases at December 31, 1999 are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
Year Ending December 31,
2000..........................................................  $ 240   $1,270
2001..........................................................    137    1,034
2002..........................................................     31      623
                                                                -----   ------
  Total minimum payments......................................    408   $2,927
                                                                        ======
Less: amount representing interest............................    (65)
                                                                -----
Present value of capital lease obligations....................    343
Less: Current portion.........................................   (194)
                                                                -----
Capital lease obligations, non-current portion................  $ 149
                                                                =====

                               LIQUID AUDIO, INC.

 Litigation

   In April 1999, a former consultant of the Company filed a complaint against the Company. The complaint alleges both breach of contract and fraud and seeks approximately 588,000 shares of common stock. While there can be no assurances as to the outcome of this litigation, the Company believes the complaint is without merit, and intends to vigorously defend the complaint. No amount has been accrued for any potential liability in relation to this matter.

   In May 1999, a former employee of the Company filed a complaint against the Company in connection with the employee's termination. While there can be no assurances as to the outcome of this litigation, the Company believes the complaint is without merit, and intends to vigorously defend the complaint. No amount has been accrued for any potential liability in relation to this matter.

   In May 1999, an entity advised the Company that it believes the use of certain of the Company's software tools and client software products together infringes two patents to which this entity asserts it has rights. In June and July 1999, three separate entities each advised the Company that there may be certain patents to which they claim rights. While there can be no assurances as to the outcome of these claims, the Company believes the claims are without merit, and intends to vigorously defend against the claims. No amount has been accrued for any potential liabilities in relation to these matters.

   In December 1999, a former financial advisor of the Company informed us that it believes it is entitled to the payment of fees and the issuance of a warrant for shares of the Company's common stock pursuant to a 1998 agreement. While there can be no assurances as to the outcome of these claims, the Company believes the claims are without merit, and intends to vigorously defend against the claims. No amount has been accrued for any potential liabilities in relation to these matters.

 Contingencies

   From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

NOTE 10--SUBSEQUENT EVENTS

   In February 2000, a customer (the "Customer") of the Company was notified that a third party was intending to add the Customer as a party to a pending patent infringement claim. The Company is in the process of negotiating an agreement with the Customer which may result in the Company indemnifying the Customer or paying some or all costs of the Customer's defense. There can be no assurance as to the outcome of the claim or the negotiations with the Customer. No amount has been accrued for any potential liabilities in relation to those matters.

                                 EXHIBIT INDEX

 Exhibit
   No.                Description
 -------              -----------
  23.1   Consent of PricewaterhouseCoopers LLP

  27.1   Financial Data Schedule