Form 10-Q
period 2000-03-31
LIQUID AUDIO INC
filed 2000-05-15
CIK 1016613

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     _____________________.

                       Commission File Number 000-25977

                              __________________

                              LIQUID AUDIO, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                    77-0421089
    ---------------------------------                  ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)



2221 Broadway, Redwood City, CA                                 94063
-----------------------------------------              ---------------------
(Address of  principal executive offices)                     (Zip Code)


                                (650) 549-2000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.   X   Yes     _____ No
                                   -----

As of April 28, 2000, there were 22,067,780 shares of registrant's Common Stock outstanding.

                              LIQUID AUDIO, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION.....................................................................      3

   ITEM 1.  FINANCIAL STATEMENTS...................................................................     3
           Condensed Balance Sheet as of March 31, 2000 and December 31, 1999
           Condensed Statement of Operations for the three months ended March 31, 2000 and 1999
           Condensed Statement of Cash Flows for the three months ended March 31, 2000 and 1999
           Notes To Condensed Financial Statements
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.................................................................     9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    23

PART II. OTHER INFORMATION.........................................................................    24

   ITEM 1.  LEGAL PROCEEDINGS......................................................................    24
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................    25
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................    25
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................    25
   ITEM 5.  OTHER INFORMATION......................................................................    25
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................    25

SIGNATURES.........................................................................................    26

INDEX TO EXHIBITS FOR FORM 10-Q....................................................................    27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              LIQUID AUDIO, INC.
                            CONDENSED BALANCE SHEET
                                (in thousands)

                                                                       March 31,          December 31,
                                                                         2000                1999
                                                                      -----------        --------------
Assets                                                                (unaudited)           (audited)
Current assets:
  Cash and cash equivalents........................................     $ 46,206              $138,692
  Short-term investments...........................................      106,211                19,157
  Accounts receivable, net.........................................          548                   316
  Receivables from related parties.................................          435                   435
  Other current assets.............................................          604                   638

                                                                      ----------         -------------
     Total current assets..........................................      154,004               159,238
                                                                      ----------         -------------
Investment in related party........................................        1,743                 1,959
Property and equipment, net........................................        6,316                 4,857
Other assets.......................................................          216                   220

                                                                      ----------         -------------
       Total assets................................................     $162,279              $166,274
                                                                      ==========         =============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.................................................     $  2,689              $  1,952
  Accrued expenses and other current liabilities...................        4,550                 2,901
  Deferred revenue.................................................        1,277                 1,572
  Capital lease obligations, current portion.......................          172                   194
  Equipment loan, current portion..................................          589                   589

                                                                      ----------         -------------
     Total current liabilities.....................................        9,277                 7,208
                                                                      ----------         -------------
Capital lease obligations, non-current portion.....................          119                   149
Equipment loan, non-current portion................................          585                   731
Note payable to related party......................................          426                   441

                                                                      ----------         -------------
       Total liabilities...........................................       10,407                 8,529
                                                                      ----------         -------------

Stockholders' equity:
  Common stock.....................................................           22                    22
  Additional paid-in capital.......................................      199,527               198,973
  Unearned compensation............................................         (874)               (1,097)
  Accumulated deficit..............................................      (46,749)              (40,225)
  Accumulated other comprehensive income...........................          (54)                   72
                                                                      ----------         -------------
       Total stockholders' equity..................................      151,872               157,745

       Total liabilities and stockholders' equity..................     $162,279              $166,274
                                                                      ==========         =============

           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                      ---------------------------------
                                                                          2000                 1999
                                                                      ------------         ------------
Net revenues:
 License...........................................................     $    231             $    259
 Services..........................................................          401                   89
 Business development (related party)..............................        2,363                  183
                                                                        --------             --------
       Total net revenues..........................................        2,995                  531
                                                                        --------             --------
Cost of net revenues:
 License...........................................................           18                   46
 Services..........................................................          661                  153
 Business development (related party)..............................           --                    2
                                                                        --------             --------
       Total cost of net revenues..................................          679                  201
                                                                        --------             --------
Gross profit.......................................................        2,316                  330
Operating expenses:
 Sales and marketing...............................................        3,403                2,119
 Research and development..........................................        4,920                1,560
 General and administrative........................................        1,862                  502
 Strategic marketing--equity instruments...........................          561                   --
 Stock compensation expense........................................          192                  425
                                                                        --------             --------
       Total operating expenses....................................       10,938                4,606
                                                                        --------             --------
Loss from operations...............................................       (8,622)              (4,276)
Other income (expense), net........................................        2,314                  133
Minority interest in loss of related party.........................         (216)                  --
                                                                        --------             --------
 Net loss..........................................................     $ (6,524)            $ (4,143)
                                                                        ========             ========

Net loss per share:
 Basic and diluted.................................................     $  (0.30)            $  (1.39)
                                                                        ========             ========
 Weighted average shares...........................................       21,918                2,972
                                                                        ========             ========

           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)


                                                                          Three Months Ended March 31,
                                                                       -----------------------------------
                                                                         2000                       1999
                                                                       --------                   --------
Cash flows from operating activities:
  Net loss.........................................................    $ (6,524)                  $ (4,143)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................         573                        168
     Amortization of unearned compensation.........................         192                        425
     Allowance for doubtful accounts...............................           9                         93
     Equity investment losses......................................         216                        378
     Strategic marketing-equity instruments........................         561                         --
     Other.........................................................         (14)                        --
     Changes in assets and liabilities:
       Accounts receivable.........................................        (241)                       246
       Receivables from related parties............................          --                        438
       Other assets................................................          38                         37
       Accounts payable............................................         737                       (284)
       Accrued expenses and other current liabilities..............       1,649                        405
       Deferred revenue............................................        (295)                       596
                                                                       --------                   --------
       Net cash used in operating activities.......................      (3,099)                    (1,641)
                                                                       --------                   --------
Cash flows from investing activities:
  Acquisition of property and equipment............................      (2,032)                      (324)
  Sales (purchases) of short-term investments, net.................     (87,180)                     3,001
                                                                       --------                   --------
       Net cash provided by (used in) investing activities.........     (89,212)                     2,677
                                                                       --------                   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........................          23                         --
  Payments made under capital leases...............................         (52)                       (31)
  Proceeds from equipment loan.....................................          --                        401
  Payments made under equipment loan...............................        (146)                       (52)
                                                                       --------                   --------
       Net cash provided by (used in) financing activities.........        (175)                       318
                                                                       --------                   --------
Net increase (decrease) in cash and cash equivalents...............     (92,486)                     1,354
Cash and cash equivalents at beginning of period...................     138,692                     14,143
                                                                       --------                   --------
Cash and cash equivalents at end of period.........................    $ 46,206                   $ 15,497
                                                                       ========                   ========
Supplemental disclosures:
  Cash paid for interest...........................................    $     45                   $     51
Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases.....    $     --                   $      8
  Equity investment with note payable..............................          --                        378

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

   Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, stockholders' equity or cash flows.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                             -------------        ----------------
          Accounts receivable, net:
             Accounts receivable..........................................       $   673               $   468
             Less: Allowance for doubtful accounts........................          (125)                 (152)
                                                                                 -------               -------
                                                                                 $   548               $   316
                                                                                 =======               =======

   Write-offs against the allowance for doubtful accounts were $36,000 and $129,000 for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively


                                                                               March 31,            December 31,
                                                                                 2000                  1999
                                                                             -------------        ----------------
          Property and equipment:
             Computer equipment and purchased software....................       $ 7,484               $ 5,614
             Furniture and fixtures.......................................           699                   544
             Leasehold improvements.......................................           455                   448
                                                                                 -------               -------
                                                                                   8,638                 6,606
             Less:  accumulated depreciation and amortization.............        (2,322)               (1,749)
                                                                                 -------               -------
                                                                                 $ 6,316               $ 4,857
                                                                                 =======               =======

   Property and equipment includes $784,000 of equipment under capital leases at March 31, 2000 and December 31, 1999. Accumulated depreciation and amortization for equipment under capital leases was $627,000 and $581,000 at March 31, 2000 and December 31, 1999, respectively.

                                                                               March 31,            December 31,
                                                                                 2000                  1999
                                                                             -------------        ----------------
          Accrued expenses and other current liabilities:
            Compensation and benefits.....................................       $1,933                $1,305
            Consulting and professional services..........................        1,127                   418
            Accrued marketing expenses....................................          354                   282
            Other.........................................................        1,136                   896
                                                                                 ------                ------
                                                                                 $4,550                $2,901
                                                                                 ======                ======

NOTE 3 - RELATED PARTIES:

   In April 1998, the Company signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. The Company owns 6.92% of the outstanding common stock of LAJ and is accounting for its investment in LAJ using the equity method of accounting. In December 1998, the company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea using the Company's technology and products. The Company owns 40% of the outstanding common stock of LAK and is accounting for its investment in LAK using the equity method of accounting.

   Business development revenues are as follows (in thousands):

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                     2000                1999
                                                                                 -----------          -----------
          Business development revenues:
            License fees and other............................................      $2,018               $ 100
            Consulting and other services.....................................         345                  83
                                                                                    ------               -----
                                                                                    $2,363               $ 183
                                                                                    ======               =====

   At March 31, 2000, fees received in advance of recognition as business development revenues were $929,000. This amount is classified as deferred revenue on the balance sheet.

NOTE 4 - NET LOSS PER SHARE:

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                    2000                 1999
                                                                                 -----------          -----------
Numerator:
  Net loss....................................................................     $(6,524)              $(4,143)
                                                                                   =======               =======
Denominator:
  Weighted average shares.....................................................      21,941                 3,725
  Weighted average unvested common shares subject to repurchase...............         (23)                 (753)
                                                                                   -------               -------
  Denominator for basic and diluted calculation...............................      21,918                 2,972
                                                                                   =======               =======
Net loss per share:
  Basic and diluted...........................................................     $ (0.30)              $ (1.39)
                                                                                   =======               =======

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                                      March 31,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              ----------      ----------
Series A mandatorily redeemable convertible preferred stock................        --            3,050
Series B mandatorily redeemable convertible preferred stock................        --            3,187
Series C mandatorily redeemable convertible preferred stock................        --            3,507
Mandatorily redeemable convertible preferred stock warrants................        --               20
Common stock options.......................................................     1,670            1,051
Common stock warrants......................................................       609               49

NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

   In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement; as a result, $506,000 has been recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a 12-month period, if and when the Company signs a definitive agreement with Amazon.com to utilize the Company's technology for a specific business program. These shares will be valued at the then fair market value of the Company's common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement.

   In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and is being remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on the fair market value at the end of each period. At March 31, 2000, this warrant is valued at $423,000, which is being recognized ratably over the one-year term of the agreement. For the three months ended March 31, 2000, $223,000 and $(168,000) were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant for 83,333 shares, which may be issued if the relationship with Yahoo! is extended beyond the first year, would begin to vest in August 2000, at which time the warrant will be valued if a commitment for performance has been reached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth under the caption "Additional Factors Affecting Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Company Risk Factors" section of our 1999 Form 10-K.

   While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with "Management's Discussion and Analysis" included in our 1999 Form 10-K.

Overview
--------

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 750 affiliated music-related and music retailer websites.

   In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and hosting service fees. Revenues from digital music sales and transaction fees from our music delivery services represented less than 1%, 4% and 6% of total net revenues in 1998, 1999 and the first quarter of 2000. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

   To date, we have derived our revenues principally from the licensing of software products and service fees associated with business development contracts. We license our software products to record companies, artists and websites. Software license revenues, net of a provision for estimated sales returns, are recognized upon shipment of the product to the customer. We also generate services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists. We defer and recognize maintenance and hosting fees as service revenue ratably over the life of the related contract, which is typically one year. We intend to increase our services revenues by significantly expanding our hosting and music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue includes transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the Liquid Muze Previews service for sample music clips. Business development revenues primarily consist of fees from agreements under which we assist strategic related partners with the development of businesses that use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are based upon agreements under which the strategic related partners are contractually obligated to pay us consulting service fees and software license fees related to the establishment of businesses in various countries. We recognize the fees as they are earned; the specific timing of this recognition depends on the terms and conditions of the particular contractual arrangements. We bear full credit risk with respect to substantially all sales.

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

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of March 31, 2000 we had an accumulated deficit of approximately $46.7 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
----------------------

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                     2000          1999
                                                                                  ----------    ----------
Net revenues:
 License........................................................................        8%           49%
 Services.......................................................................       13            17
 Business development (related party)...........................................       79            34
                                                                                    -----         -----
   Total net revenues...........................................................      100           100
                                                                                    -----         -----
Cost of net revenues:
 License........................................................................        1             9
 Services.......................................................................       22            29
 Business development (related party)...........................................       --            --
                                                                                    -----         -----
   Total cost of net revenues...................................................       23            38
                                                                                    -----         -----
Gross profit....................................................................       77            62
                                                                                    -----         -----
Operating expenses:
 Sales and marketing............................................................      114           399
 Research and development.......................................................      164           293
 General and administrative.....................................................       62            95
 Strategic marketing-equity instruments.........................................       19            --
 Stock compensation expense.....................................................        6            80
                                                                                    -----         -----
   Total operating expenses.....................................................      365           867
                                                                                    -----         -----
Loss from operations............................................................     (288)         (805)
Other income (expense), net.....................................................       77            25
Minority interest in loss of related party......................................       (7)           --
                                                                                    -----         -----
Net loss........................................................................     (218)%        (780)%
                                                                                    =====         =====

Three Months Ended March 31, 2000 and 1999

Total Net Revenues

   Total net revenues increased 464% to $3.0 million for the three months ended March 31, 2000 from $531,000 in the comparable period of 1999.

   License. License revenues decreased 11% to $231,000 for the three months ended March 31, 2000 from $259,000 in the comparable period of 1999. This decrease partially relates to Liquid Player license fees received under an agreement with a customer that ended on December 31, 1999. Under this agreement we received total fees of $1.5 million over a 14-month period. These fees were recognized as license revenue over the license period, which ended December 31, 1999. Additionally, due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 2000 period from the 1999 period. These declines were partially offset with revenues from licensing our Secure Portable Player Protocol (SP3) technical architecture and reference specification.

   Services. Services revenues increased 351% to $401,000 for the three months ended March 31, 2000 from $89,000 in the comparable period of 1999. This increase was due to new revenues from Liquid Muze Previews service and promotion and advertising services and an increase in hosting revenues and music sales in the 2000 period.

   Business Development (Related Party). Business development revenues increased 1,191% to $2.4 million for the three months ended March 31, 2000 from $183,000 in the comparable period of 1999. The increase was due to software licensing and related maintenance revenues recognized under a software license contract with Liquid Audio Japan, Inc.

   In the three months ended March 31, 2000, approximately 73% of total net revenues came from sales to one customer, Liquid Audio Japan. In the comparable period of 1999, approximately 75% of total net revenues came from sales to three customers, Adaptec, Inc., Liquid Audio Japan, and Super Stage, Inc. International revenues represented approximately 79% and 36% of total net revenues for the three months ended March 31, 2000 and 1999, respectively.

Total Cost of Net Revenues

   Our gross profit increased to approximately 77% of total net revenues for the three months ended March 31, 2000 from approximately 62% of total net revenues in the comparable period of 1999. Total cost of net revenues increased 238% to $679,000 in the 2000 period from $201,000 in the 1999 period.

   License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $18,000 for the three months ended March 31, 2000 and $46,000 in the comparable period of 1999, a decrease of 61%. Cost of license revenues decreased due to product mix differences.

   Services. Cost of services revenues primarily consists of compensation for customer service and encoding personnel and an allocation of our occupancy costs and other overhead. Cost of services revenues increased 332% to $661,000 for the three months ended March 31, 2000 from $153,000 in the comparable period of 1999. The increase in cost of services revenues was due primarily to the addition of encoding and customer service personnel.

   Business Development (Related Party). Cost of business development revenues primarily consists of equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $0 for the three months ended March 31, 2000 and $2,000 for the comparable period of 1999.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 61% to $3.4 million for the three months ended March 31, 2000 from $2.1 million in the comparable period of 1999. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

   Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 215% to $4.9 million for the three months ended March 31, 2000 from $1.6 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

   General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 271% to $1.9 million for the three months ended March 31, 2000 from $502,000 in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees and in the 2000 period, an one-time non-cash charge of $465,000 related to the issuance of common stock in the settlement of the lawsuit with Arne

Frager and Rose G. Frager (see Part II, Item 1 "Legal Proceedings"). We expect that general and administrative expenses, exclusive of the lawsuit settlement expense, will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status.

   Strategic Marketing-Equity Instruments. Strategic-marketing-equity instruments expense consists of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $561,000 for the three months ended March 31, 2000 and $0 in the comparable period of 1999. In June 1999, we signed an Advertising Agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement; as a result, $506,000 has been recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a 12-month period, if and when we sign a definitive agreement with Amazon.com to utilize our technology for a specific business program. These shares will be valued at the then fair market value of our common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and is being remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on the fair market value at the end of each period. At March 31, 2000, this warrant is valued at $423,000, which is being recognized ratably over the one-year term of the agreement. For the three months ended March 31, 2000, $223,000 and $(168,000) were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant for 83,333 shares, which may be issued if the relationship with Yahoo! is extended beyond the first year, would begin to vest in August 2000, at which time the warrant will be valued if a commitment for performance has been reached.

   Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to March 31, 2000 was $4.2 million. We recognized $192,000 and $425,000 of stock compensation expense for the three months ended March 31, 2000 and 1999. We expect quarterly amortization related to those options to be between $180,000 and $120,000 per quarter during 2000 and annual amortization to be $315,000 during 2001 and $96,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

   Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Other income (expense), net increased to $2.3 million for the three months ended March 31, 2000 from $133,000 in the comparable period of 1999. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

   Minority Interest in Loss of Related Party. Minority interest in loss of related party consist of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Minority interest in loss of related party was $216,000 and $0 for the three months ended March 31, 2000 and 1999, respectively. The expense in the 2000 period represents our share of the loss of Liquid Audio Japan.

Liquidity and Capital Resources
-------------------------------

   Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2000, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At March 31, 2000, we have approximately $152.4 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $3.1 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses before non-cash charges, which include strategic marketing-equity instruments expense in the 2000 period and an equity investment loss in Liquid Audio Japan in the 1999 period, offset by increases in accounts payable and accrued expenses and other current liabilities, and decreases in accounts receivable and deferred revenue.

   Net cash used in investing activities was $89.2 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities was related to purchases of short-term investments and the acquisition of property and equipment.

   Net cash provided by (used in) financing activities was $(175,000) and $318,000 for the three months ended March 31, 2000 and 1999, respectively. The net cash used in financing activities for the first quarter of 2000 was due primarily to payments made under an equipment loan and capital leases. The net cash provided by financing activities for the 1999 period was due primarily to the proceeds from an equipment loan.

   We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through March 31, 2000. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of March 31, 2000, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $291,000 as of March 31, 2000 and are payable in monthly installments through 2002 and a note payable to related party in the amount of $426,000 that was issued in the three months ended March 31, 1999. The note payable to related party was issued to Super Factory, Inc., an entity affiliated with our Japanese strategic partner, Super Stage Itochu, and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

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

Market Risk
-----------

   At March 31, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $106.2 million. We had a related party loan outstanding at March 31, 2000 of $426,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the related party note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability

   Our accumulated deficit as of March 31, 2000 was approximately $46.7 million. We had net losses of approximately $8.5 million in 1998, $24.2 million in 1999 and $6.5 million in the first three months of 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

If our relationships with our international partners terminate, our revenues might decline

   We derive a portion of our revenues from business development fees generated from relationships with our international partners, Liquid Audio Korea, Liquid Audio Japan and Super Stage. These relationships vary in size and scope. If one of these relationships, or any other relationship that accounts for a significant portion of our revenues in a given period, does not generate a similar amount of revenue, or any, in subsequent periods, then our business could be harmed. As a consequence, our revenues are not recurring from period-to-period, which might result in unpredictability of our revenues.

Our revenues would be negatively affected by the loss of a significant customer

   We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for the four quarters of 1999 and the first quarter of 2000 represented approximately 80%, 97%, 93%, 82% and 90%, respectively, of our total net revenues. The loss of Liquid Audio Japan, Liquid Audio Korea, or any other significant customer or any significant reduction of total net revenues generated by these or other significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

Several of our customers have had limited operating histories, are unprofitable and might have difficulty meeting their payment obligations to us

   Several of our significant customers, including our international partners Liquid Audio Japan and Liquid Audio Korea, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of March 31, 2000, 5% of accounts receivable, or $33,000, was more than 30 days past due. We have provided adequate reserves for past due amounts.

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

We face and might face intellectual property infringement claims that might be costly to resolve

   From time to time, we receive letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe their patent rights. Such claims may result in our being involved in litigation. Although we do not believe we infringe the proprietary rights of any party, we cannot assure you that parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might harm our business.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

   In April 1999, Arne Frager and Rose G. Frager filed a complaint against us and our president, Gerald Kearby, in the Superior Court of the State of California for the County of Marin. The case was then transferred to the Superior Court of California for the County of San Mateo (case number 410103). The complaint alleged breach of contract, fraud and related claims. In particular, plaintiffs alleged that in January 1996, in connection with the formation of Liquid Audio, we agreed to issue Mr. Frager 200,000 shares of common stock. Adjusted for stock splits, those shares are now equivalent to 750,000 shares. Plaintiffs further alleged that Liquid Audio entered into a consulting agreement with Mr. Frager under which we allegedly agreed not to terminate Mr. Frager without good cause. Plaintiffs alleged that we breached each of these agreements. They sought 587,870 shares of our common stock, the portion of the 750,000 shares that had not previously been issued. In the alternative, plaintiffs sought 87,868 shares of common stock, which was the number of remaining unvested shares that Mr. Frager would have received had he not been terminated before all of his shares vested. While we believed the suit was without merit, we reached an out of court settlement with the plaintiffs whereby we issued 30,000 shares of our common stock to Mr. Frager. As described above, we recorded an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

   In May 1999, John Hempe filed a complaint against us, our president, Gerald
W. Kearby, our chief technical officer, Philip R. Wiser, and other defendants not employed by us, in the San Mateo Superior Court (case number 409032). The defendants not employed by us have been dismissed. The complaint alleges, among other things, discrimination under the provisions of the California Fair Employment and Housing Act, breach of contract and breach of covenant of good faith and fair dealing, in connection with his termination, and seeks unspecified damages. While we believed the suit was without merit, we reached an out of court settlement with the plaintiff whereby we agreed to pay $17,500 to Mr. Hempe.

   In December 1999, one of our former financial advisors informed us that it believes it is entitled to a fee of $45,000 and warrants equivalent to at least 23,800 shares of our common stock pursuant to an April 1998 agreement we had with the former advisor. Although no lawsuit has been filed to date, we have been advised by the former advisor that a lawsuit seeking damages of $4 million to $10 million will be filed if we do not satisfy its demand. We believe, after consultation with counsel, that the former advisor's claims are without merit, and in the event a lawsuit is filed we intend to defend ourselves vigorously. However, should a lawsuit be filed and decided adversely to us, we may have to pay damages to the former advisor.

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

   On March 31, 2000, Intouch Group, Inc. ("Intouch") filed a lawsuit against us in the Northern District of California alleging patent infringement. On April 26, 2000, Intouch filed an amended complaint, which was served on us shortly thereafter. The Complaint names us and Amazon.com International, Inc., Listen.com, Inc., Entertaindom LLC, Discovermusic.com, Inc. and Muze, Inc. It alleges that we infringe, or induce infringement of, the claims of U.S. Patent Nos. 5,237,157 and 5,963,916 by operating a website and/or a kiosk that allows interactive previewing of pre-recorded music. The Complaint seeks unspecified damages and injunctive relief. This action has only recently been filed and we have not yet answered the complaint. We believe that we have meritorious defenses to Intouch's claims and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits. If there is a finding of infringement, we might be required to pay substantial damages to Intouch and could be enjoined from selling any of our products or services that are held to infringe Intouch's patents unless and until we are able to negotiate a license from them.

   From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-82521) relating to our initial public offering of common stock, was July 8, 1999. A total of 4,800,000 shares of common stock were sold at a price of $15.00 per share to an underwriting syndicate led by Lehman Brothers Inc., BancBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. Offering proceeds, net of aggregate expenses of approximately $6.1 million, were approximately $65.9 million.

   The effective date of our second registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-91541) relating to our follow-on public offering of common stock, was December 14, 1999. A total of 2,946,076 shares of Common Stock were sold at a price of $33.63 per share to an underwriting syndicate led by Lehman Brothers, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray, Dain Rauscher Wessels and Fidelity Capital Markets. An additional 503,924 shares of Common stock were sold on behalf of selling stockholders as part of the same offering. Offering proceeds to us, net of aggregate expenses of approximately $5.4 million, were approximately $93.7 million. Offering proceeds to selling shareholders, net of expenses of approximately $847,000, were approximately $16.1 million.

   From the time of receipt through March 31, 2000, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

 ITEM 5.  OTHER INFORMATION

   None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

  The following exhibits are filed with this report as indicated below:


10.49+ Amended and Restated License Agreement with Liquid Audio Japan, Inc. dated January 1, 2000

27.1    Financial Data Schedule
---------
  +     confidential treatment requested

  (b)   Reports on Form 8-K

   None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 15, 2000               LIQUID AUDIO, INC.

                                    /s/ Gerald W. Kearby
                                   ------------------------------------------
                                    GERALD W. KEARBY
                                    President, Chief Executive Officer and
                                    Director


                                    /s/ Gary J. Iwatani
                                   ------------------------------------------
                                    GARY J. IWATANI
                                    Senior Vice President and Chief Financial
                                    Officer

                              LIQUID AUDIO, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   10.49+ Amended and Restated License Agreement with Liquid Audio Japan, Inc. dated January 1, 2000
   27.1        Financial Data Schedule
-----------
 + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.