Form 10-Q
period 2000-06-30
LIQUID AUDIO INC
filed 2000-08-14
CIK 1016613

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   ---------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _____________________.

                       Commission File Number 000-25977

                             ---------------------

                              LIQUID AUDIO, INC.
            (Exact name of registrant as specified in its charter)



               Delaware                                      77-0421089
--------------------------------------                 -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)



2221 Broadway, Redwood City, CA                                 94063
-----------------------------------------              -----------------------
(Address of  principal executive offices)                     (Zip Code)


                                (650) 549-2000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days. X  Yes    No
                                  ---     ---

As of July 31, 2000, there were 22,384,820 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION.................................................................................3

 ITEM 1.  FINANCIAL STATEMENTS................................................................................3
           Condensed Balance Sheet as of June 30, 2000 and December 31, 1999
           Condensed Statement of Operations for the three months ended June 30,
            2000 and 1999, and for the six months ended June 30, 2000 and 1999
           Condensed Statement of Cash Flows for the six months ended June 30, 2000 and 1999
           Notes To Condensed Financial Statements
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................................................................10
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................30

PART II. OTHER INFORMATION...................................................................................29

 ITEM 1. LEGAL PROCEEDINGS...................................................................................29
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................30
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................................30
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................30
 ITEM 5. OTHER INFORMATION...................................................................................30
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................30

SIGNATURES...................................................................................................32

INDEX TO EXHIBITS FOR FORM 10-Q..............................................................................33


                         PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                               Liquid Audio, Inc.
                            Condensed Balance Sheet
                                 (in thousands)

                                                                June 30,                       December 31,
                                                                  2000                            1999
                                                           --------------------               ---------------
Assets                                                         (unaudited)                       (audited)
Current assets:
  Cash and cash equivalents.............................     $           79,548              $        138,692
  Short-term investments................................                 64,471                        19,157
  Accounts receivable, net..............................                  1,290                           316
  Receivables from related parties......................                  1,616                           435
  Other current assets..................................                    770                           638

                                                                    -----------                  ------------
     Total current assets...............................                147,695                       159,238
                                                                    -----------                  ------------
Investment in related party.............................                  1,506                         1,959
Property and equipment, net.............................                  6,676                         4,857
Other assets............................................                    224                           220
                                                                    -----------                  ------------
       Total assets.....................................     $          156,101              $        166,274
                                                                    ===========                  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................     $            3,722              $          1,952
  Accrued expenses and other current liabilities........                  3,071                         2,901
  Deferred revenue......................................                  1,706                         1,572
  Capital lease obligations, current portion............                    156                           194
  Equipment loan, current portion.......................                    589                           589
                                                                    -----------                  ------------
     Total current liabilities..........................                  9,244                         7,208
                                                                    -----------                  ------------
Capital lease obligations, non-current portion..........                     95                           149
Equipment loan, non-current portion.....................                    437                           731
Note payable to related party...........................                    428                           441
                                                                    -----------                  ------------
       Total liabilities................................                 10,204                         8,529
                                                                    -----------                  ------------
Stockholders' equity:
  Common stock..........................................                     22                            22
  Additional paid-in capital............................                201,032                       198,973
  Unearned compensation.................................                   (634)                       (1,097)
  Accumulated deficit...................................                (54,467)                      (40,225)
  Accumulated other comprehensive income................                    (56)                           72
                                                                    -----------                  ------------
       Total stockholders' equity.......................                145,897                       157,745
                                                                    -----------                  ------------
       Total liabilities and stockholders' equity.......     $          156,101              $        166,274
                                                                    ===========                  ============



           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                        -----------------------------------    -------------------------------------
                                                              2000                 1999                  2000              1999
                                                        --------------       --------------       ---------------    ---------------


Net revenues:
 License................................................       $   612              $   394              $    843           $    653
 Services...............................................         1,215                  101                 1,616                190
 Business development (related party)...................         1,627                  250                 3,990                433
                                                           -----------          -----------          ------------        -----------
       Total net revenues...............................         3,454                  745                 6,449              1,276
                                                           -----------          -----------          ------------        -----------

Cost of net revenues:
 License................................................            78                   52                    96                98
 Services...............................................           849                  172                 1,370               325
 Business development (related party)...................            68                   --                    68                 2
                                                           -----------          -----------          ------------       ------------
       Total cost of net revenues.......................           995                  224                 1,534               425
                                                           -----------          -----------          ------------       ------------
Gross profit............................................         2,459                  521                 4,915               851

Operating expenses:
 Sales and marketing....................................         4,248                1,797                 7,745             3,916
 Research and development...............................         5,842                2,701                10,762             4,261
 General and administrative.............................         1,410                  498                 3,318             1,000
 Strategic marketing--equity instruments................           514                1,364                 1,075             1,364
 Stock compensation expense.............................            73                  364                   265               789
                                                           -----------          -----------          ------------       ------------
       Total operating expenses.........................        12,087                6,724                23,165            11,330
                                                           -----------          -----------          ------------       ------------
Loss from operations....................................        (9,628)              (6,203)              (18,250)          (10,479)

Other income, net.......................................         2,147                  131                 4,461               264
Minority interest in loss of related party..............          (237)                  --                  (453)               --
                                                           -----------          -----------          ------------       ------------
 Net loss...............................................       $(7,718)             $(6,072)             $(14,242)         $(10,215)
                                                           ===========          ===========          ============       ============
 Net loss per share:
   Basic and diluted....................................        $(0.35)              $(1.89)               $(0.65)           $(3.28)
                                                           ===========          ===========          ============       ============
   Weighted average shares..............................        22,013                3,213                21,806             3,114
                                                           ===========          ===========          ============       ============







           See accompanying notes to condensed financial statements

                              LIQUID AUDIO, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)


                                                                                                      Six Months Ended June 30,
                                                                                                  ----------------------------------
                                                                                                       2000                1999
                                                                                                  ---------------     --------------

Cash flows from operating activities:
  Net loss.....................................................................................   $   (14,242)         $    (10,215)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................................         1,461                   395
     Amortization of unearned compensation.....................................................           265                   789
     Allowance for doubtful accounts...........................................................           109                    33
     Equity investment losses..................................................................           453                   378
     Strategic marketing-equity instruments....................................................         1,075                 1,364
     Common stock issued for legal settlement                                                             354                    --
     Other.....................................................................................           (13)                   (6)
     Changes in assets and liabilities:
       Accounts receivable.....................................................................        (1,083)                  262
       Receivables from related parties........................................................        (1,181)                  585
       Other assets............................................................................          (136)                 (658)
       Accounts payable........................................................................         1,770                   546
       Accrued expenses and other current liabilities..........................................           293                   990
       Deferred revenue........................................................................           134                   682
                                                                                                  -----------          ------------
       Net cash used in operating activities...................................................       (10,741)               (4,855)
                                                                                                  -----------          ------------
Cash flows from investing activities:
  Acquisition of property and equipment........................................................        (3,280)               (1,053)
  Sales (purchases) of short-term investments, net.............................................       (45,442)                1,990
                                                                                                  -----------          ------------
       Net cash provided by (used in) investing activities.....................................       (48,722)                  937
                                                                                                  -----------          ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of repurchases...................................           705                    75
  Payments made under capital leases...........................................................           (92)                  (95)
  Proceeds from equipment loan.................................................................            --                   846
  Payments made under equipment loan...........................................................          (294)                 (151)
                                                                                                  -----------          ------------
       Net cash provided by financing activities...............................................           319                   675
                                                                                                  -----------          ------------
Net decrease in cash and cash equivalents......................................................       (59,144)               (3,243)

Cash and cash equivalents at beginning of period...............................................       138,692                14,143
                                                                                                  -----------          ------------
Cash and cash equivalents at end of period.....................................................   $    79,548          $     10,900
                                                                                                  ===========          ============
Supplemental disclosures:

  Cash paid for interest.......................................................................   $        89          $         83

Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases.................................   $        --          $          8
  Issuance of common stock for services rendered...............................................            --                 1,100
  Issuance of warrants in connections with a strategic marketing
     agreement.................................................................................         1,075                   264
  Issuance of common stock upon exercise of warrant............................................           107                    --
  Issuance of common stock for intellectual property...........................................            16                    --
  Equity investment with note payable..........................................................            --                   378

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

Basis of presentation

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

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be reported on the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. The Company does not believe that the pronouncement will have a material impact on its financial position or results of operations as currently conducted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that adopting SAB 101 will not have a material impact on the its financial position or results of operations.

Reclassifications

   Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, stockholders' equity or cash flows.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                June 30,                   December 31,
                                                                                  2000                         1999
                                                                       -----------------------       ----------------------
Accounts receivable, net:
   Accounts receivable..........................................                $ 1,515                      $   468
   Less: Allowance for doubtful accounts........................                   (225)                        (152)
                                                                                -------                      -------
                                                                                $ 1,290                      $   316
                                                                                =======                      =======


                              LIQUID AUDIO, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


   Write-offs against the allowance for doubtful accounts were $36,000 and $129,000 for the three months ended June 30, 2000 and the year ended December 31, 1999, respectively


                                                                               June 30,                   December 31,
                                                                                 2000                         1999
                                                                       -----------------------       ----------------------
Property and equipment
   Computer equipment and purchased software....................                $ 8,620                      $ 5,614
   Furniture and fixtures.......................................                    796                          544
   Leasehold improvements.......................................                    470                          448
                                                                                -------                      -------
                                                                                  9,886                        6,606
   Less:  accumulated depreciation and amortization.............                 (3,210)                      (1,749)
                                                                                -------                      -------
                                                                                $ 6,676                      $ 4,857
                                                                                =======                      =======

   Property and equipment includes $784,000 of equipment under capital leases at June 30, 2000 and December 31, 1999. Accumulated depreciation and amortization for equipment under capital leases was $670,000 and $581,000 at June 30, 2000 and December 31, 1999, respectively.

                                                                            June 30,                   December 31,
                                                                              2000                         1999
                                                                     ----------------------      -----------------------
Accrued expenses and other current liabilities:
  Compensation and benefits...................................                $1,449                       $1,305
  Consulting and professional services........................                   544                          418
  Accrued marketing expenses..................................                   193                          282
  Other.......................................................                   885                          896
                                                                              ------                       ------
                                                                              $3,071                       $2,901
                                                                              ======                       ======

NOTE 3 - RELATED PARTIES:


   In April 1998, the Company signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. The Company owns 6.92% of the outstanding common stock of LAJ and is accounting for its investment in LAJ using the equity method of accounting. In December 1998, the company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea using the Company's technology and products. The Company owns 40% of the outstanding common stock of LAK and is accounting for its investment in LAK using the equity method of accounting. In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China ("LAGC"). LAGC will be the exclusive reseller of the Company's products in Taiwan and Hong Kong and will work to develop business services that enable the digital delivery of music in the local markets. The Company will own 40% of the outstanding common stock of LAGC and will account for its investment in LAGC using the equity method of accounting.

   Business development revenues are as follows (in thousands):



                                                                       Three Months Ended                      Six Months Ended
                                                                           June 30,                                 June 30,
                                                                ---------------------------              ---------------------------
                                                                  2000                 1999                2000                 1999
                                                                 -----                 ----                ----                 ----

Business development revenues:
  Consulting and other services............................     $  360                $ 250              $  705                $ 333
  License fees and other....................................     1,267                   --               3,285                  100
                                                                ------                -----              ------                -----
                                                                $1,627                $ 250              $3,990                $ 433
                                                                ======                =====              ======                =====

   At June 30, 2000, fees received in advance of recognition as business development revenues were $1,216,000. This amount is classified as deferred revenue on the balance sheet.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended                              Six Months Ended
                                                                     June 30,                                       June 30,
                                                   ---------------------------------------- ----------------------------------------
                                                       2000                   1999                  2000                 1999
                                                       ----                   ----                  ----                 ----
Numerator:
  Net loss...................................        $(7,718)                $(6,072)             $(14,242)            $(10,215)
                                                     =======                 =======              ========             ========
Denominator:
  Weighted average shares....................         22,107                   3,937                21,921                3,930
  Weighted average unvested common   shares
   subject to repurchase.....................
                                                        (94)                   (724)                  (115)                (816)
                                                     -------                 -------              --------             --------
     Denominator for basic and diluted
      calculation............................        22,013                   3,213                 21,806                3,114
                                                    =======                  =======              ========             ========
Net loss per share:
  Basic and diluted..........................       $ (0.35)                $ (1.89)              $  (0.65)            $  (3.28)
                                                    =======                  =======              ========             ========

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                             Three Months Ended                            Six Months Ended
                                                                  June 30,                                     June 30,
                                                   ---------------------------------------      ------------------------------------
                                                               2000                   1999                  2000                1999
                                                               ----                   ----                  ----                ----

Weighted average effect of common stock
equivalents:
     Series A mandatorily redeemable
          convertible preferred stock........                    --                  3,050                    --               3,050
     Series B mandatorily redeemable
          convertible preferred stock........                    --                  3,187                    --               3,187
     Series C mandatorily redeemable
          convertible preferred stock........                    --                  3,507                    --               3,507
      Mandatorily redeemable convertible
            preferred stock warrants.........                    --                     20                    --                  20
      Common stock options...................                 1,975                    910                 1,787                 957
      Common stock warrants..................                   578                     49                   592                  49


NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

   In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement; as a result, $337,000 has been recognized as strategic marketing-equity instruments expense in the three months ended June 30, 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a 12-month period, if and when the Company signs a definitive agreement with Amazon.com to utilize the Company's technology for a specific business program. These shares will be valued at the then fair market value of the Company's common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement.

   In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and is being remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on the fair market value at the end of each period. At June 30, 2000, this warrant is valued at $246,000, which is being recognized ratably over the one-year term of the agreement. For the three months ended June 30, 2000, $223,000 and $(46,000) were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant for 83,333 shares, which may be issued if the relationship with Yahoo! is extended beyond the first year, would begin to vest in August 2000, at which time the warrant will be valued if a commitment for performance has been reached.

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

Overview
--------

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 900 affiliated music-related and music retailer websites.

   In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and hosting service fees. Revenues from digital music sales and transaction fees from our music delivery services represented less than 1%, 4% and 6% of total net revenues in 1998, 1999 and the first six months of 2000, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

   To date, we have derived our revenues principally from the licensing of software products, digital distribution services and software license fees associated with business development contracts. We license our software products to record companies, artists and websites. Software license revenues, net of a provision for estimated sales returns, are recognized upon shipment of the product to the customer. We generate services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists. We defer and recognize maintenance and hosting fees as service revenue ratably over the life of the related contract, which is typically one year. We intend to increase our services revenues by significantly expanding our hosting and music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Services revenue also includes transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the Liquid Muze Previews service for sample music clips. Business development revenues primarily consist of software license fees from agreements with strategic related partners that are developing international businesses based on our music delivery technologies. We recognize the fees as they are earned; the specific timing of this recognition depends on the terms and conditions of the particular contractual arrangements. We bear full credit risk with respect to substantially all sales.

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

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of June 30, 2000 we had an accumulated deficit of approximately $54.5 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
----------------------

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                        --------------------       -------------------------
                                                                           2000       1999            2000           1999
                                                                           ----       ----            ----           ----
Net revenues:
 License............................................................         18%        53%            13%            51%
 Services...........................................................         35         13             25             15
 Business development (related party)...............................         47         34             62             34
                                                                          -----      -----          -----          -----
   Total net revenues...............................................        100        100            100            100
                                                                          -----      -----          -----          -----
Cost of net revenues:
 License............................................................          2          7              2              8
 Services...........................................................         25         23             21             25
 Business development (related party)...............................          2         --              1             --
                                                                          -----      -----          -----          -----
   Total cost of net revenues.......................................         29         30             24             33
                                                                          -----      -----          -----          -----
Gross profit........................................................         71         70             76             67
                                                                          -----      -----          -----          -----

Operating expenses:
 Sales and marketing................................................        123        241            120            307
 Research and development...........................................        169        363            167            334
 General and administrative.........................................         41         67             51             78
 Strategic marketing-equity instruments.............................         15        183             17            107
 Stock compensation expense.........................................          2         49              4             62
                                                                          -----      -----          -----          -----
   Total operating expenses.........................................        350        903            359            888
                                                                          -----      -----          -----          -----
Loss from operations................................................       (279)      (833)          (283)          (821)
Other income, net...................................................         62         18             69             20
Minority interest in loss of related party..........................         (7)        --             (7)            --
                                                                          -----      -----          -----          -----
Net loss............................................................      (224)%     (815)%         (221)%         (801)%
                                                                          =====      =====          =====          =====


Three Months Ended June 30, 2000 and 1999

Total Net Revenues

   Total net revenues increased 364% to $3.5 million for the three months ended June 30, 2000 from $745,000 in the comparable period of 1999.

   License. License revenues increased 55% to $612,000 for the three months ended June 30, 2000 from $394,000 in the comparable period of 1999. This increase relates to revenues from kiosk software and technology licenses. This increase was partially offset by a decrease in Liquid Player license fees received under an agreement with a customer that ended on December 31, 1999. Under this agreement we received total fees of $1.5 million over a 14-month period. These fees were recognized as license revenue over the license period, which ended December 31, 1999. Additionally, due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 2000 period from the 1999 period.

   Services. Services revenues increased 1,103% to $1.2 million for the three months ended June 30, 2000 from $101,000 in the comparable period of 1999. This increase was due to new revenues from encoding services, kiosk-related equipment sales, Liquid Muze Previews service and promotion and advertising services and an increase in hosting revenues and music sales in the 2000 period.

   Business Development (Related Party). Business development revenues increased 551% to $1.6 million for the three months ended June 30, 2000 from $250,000 in the comparable period of 1999. The increase was due to software licensing and related maintenance revenues recognized under software license contracts with Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio Korea.

   In the three months ended June 30, 2000, approximately 50% of total net revenues came from sales to three customers. In the comparable period of 1999, approximately 92% of total net revenues came from sales to three customers. The following table sets forth customers comprising 10% or more of our total net revenues for each of the periods indicated:

                                                Three Months
Customer                                        Ended June 30,
--------                                        --------------
                                                2000      1999
                                                ----      ----
   A........................................     28%        --
   B........................................     12         --
   C........................................     10         --
   D........................................     --         46%
   E........................................     --         34
   F........................................     --         12


   International revenues represented approximately 62% and 32% of total net revenues for the three months ended June 30, 2000 and 1999, respectively.

Total Cost of Net Revenues

   Our gross profit increased to approximately 71% of total net revenues for the three months ended June 30, 2000 from approximately 70% of total net revenues in the comparable period of 1999. Total cost of net revenues increased 344% to $995,000 in the 2000 period from $224,000 in the 1999 period.

   License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $78,000 for the three months ended June 30, 2000 and $52,000 in the comparable period of 1999, an increase of 50%. Cost of license revenues increased due to the addition of technology licenses in 2000 and product mix differences.

   Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues increased 394% to $849,000 for the three months ended June 30, 2000 from $172,000 in the comparable period of 1999. The increase in cost of services revenues was due primarily to the addition of encoding, customer service and professional services personnel and the cost of kiosk-related equipment.

   Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $68,000 for the three months ended June 30, 2000 and $0 for the comparable period of 1999.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 136% to $4.2 million for the three months ended June 30, 2000 from $1.8 million in the comparable period of 1999. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

   Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 116% to $5.8 million for the three months ended June 30, 2000 from $2.7 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

   General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 183% to $1.4 million for the three months ended June 30, 2000 from $498,000 in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. We expect that general and administrative expenses, exclusive of the lawsuit settlement expense, will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status.

   Strategic Marketing-Equity Instruments. Strategic-marketing-equity instruments expense consists of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $514,000 for the three months ended June 30, 2000 and $1.4 million in the comparable period of 1999. In June 1999, we signed an Advertising Agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and is being recognized ratably over the one-year term of the agreement; as a result, $337,000 has been recognized as strategic marketing-equity instruments expense in the three months ended June 30, 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock will be granted to Amazon.com and will vest over a 12-month period, if and when we sign a definitive agreement with Amazon.com to utilize our technology for a specific business program. These shares will be valued at the then fair market value of our common stock, if and when a commitment for performance by Amazon.com has been reached, or at a date when Amazon.com has performed its contractual obligations under the agreement. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vests in August 2000, and is being remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on the fair market value at the end of each period. At June 30, 2000, this warrant is valued at $246,000, which is being recognized ratably over the one-year term of the agreement. For the three months ended June 30, 2000, $223,000 and $(46,000) were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. The third warrant for 83,333 shares, which may be issued if the relationship with Yahoo! is extended beyond the first year, would begin to vest in August 2000, at which time the warrant will be valued if a commitment for performance has been reached. For the three months ended June 30, 1999, $1.1 million relates to 100,000 shares of common stock issued to Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine mp3 formats. $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them.

   Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to June 30, 2000 was $4.1 million. We recognized $73,000 and $364,000 of stock compensation expense for the three months ended June 30, 2000 and 1999. We expect quarterly amortization related to those options to be between $150,000 and $112,000 per quarter during 2000 and annual amortization to be $288,000 during 2001 and $86,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

   Other Income, Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Other income, net increased to $2.1 million for the three months ended June 30, 2000 from $131,000 in the comparable period of 1999. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

   Minority Interest in Loss of Related Party. Minority interest in loss of related party consist of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Minority interest in loss of related party was $237,000 and $0 for the three months ended June 30, 2000 and 1999, respectively. The expense in the 2000 period represents our share of the loss of Liquid Audio Japan.

Six Months Ended June 30, 2000 and 1999

Total Net Revenues

   Total net revenues increased 405% to $6.4 million for the six months ended June 30, 2000 from $1.3 million in the comparable period of 1999.

   License. License revenues increased 29% to $843,000 for the six months ended June 30, 2000 from $653,000 in the comparable period of 1999. This increase relates to revenues from kiosk software and technology licenses. This increase was partially offset by a decrease in Liquid Player license fees as described above. Additionally, due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 2000 period from the 1999 period.

   Services. Services revenues increased 751% to $1.6 million for the six months ended June 30, 2000 from $190,000 in the comparable period of 1999. This increase was due to new revenues from encoding services, kiosk-related equipment sales, Liquid Muze Previews service and promotion and advertising services and an increase in hosting revenues and music sales in the 2000 period.

   Business Development (Related Party). Business development revenues increased 821% to $4.0 million for the six months ended June 30, 2000 from $433,000 in the comparable period of 1999. The increase was due to software licensing and related maintenance revenues recognized under a software license contract with Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio Korea.

   In the six months ended June 30, 2000, approximately 49% of total net revenues came from sales to one customer. In the comparable period of 1999, approximately 69% of total net revenues came from sales to two customers. The following table sets forth customers comprising 10% or more of our total net revenues for each of the periods indicated:

                                             Six Months Ended
Customer                                          June 30,
-------                                     -------------------
                                            2000           1999
                                            ----           ----
   A.......................................  49%             --
   B.......................................  --              43%
   C.......................................  --              26

   International revenues represented approximately 70% and 35% of total net revenues for the six months ended June 30, 2000 and 1999, respectively.

Total Cost of Net Revenues

   Our gross profit increased to approximately 76% of total net revenues for the six months ended June 30, 2000 from approximately 67% of total net revenues in the comparable period of 1999. Total cost of net revenues increased 261% to $1.5 million in the 2000 period from $425,000 in the 1999 period.

   License. Cost of license revenues was $96,000 for the six months ended June 30, 2000 and $98,000 in the comparable period of 1999, a decrease of 2%. Cost of license revenues remained flat due to product mix differences.

   Services. Cost of services revenues increased 322% to $1.4 million for the six months ended June 30, 2000 from $325,000 in the comparable period of 1999. The increase in cost of services revenues was due primarily to the addition of encoding, customer service and professional services personnel and the cost of kiosk-related equipment.

   Business Development (Related Party). Cost of business development revenues were $68,000 for the six months ended June 30, 2000 and $2,000 for the comparable period of 1999.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased 98% to $7.7 million for the six months ended June 30, 2000 from $3.9 million in the comparable period of 1999. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. The 1999 period includes a $378,000 impairment loss on our investment in Liquid Audio Japan.

   Research and Development. Research and development expenses increased 153% to $10.8 million for the six months ended June 30, 2000 from $4.3 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure.

   General and Administrative. General and administrative expenses increased 232% to $3.3 million for the six months ended June 30, 2000 from $1.0 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. The 2000 period includes an one-time non-cash charge of $354,000 related to the issuance of common stock in the settlement of the lawsuit with Arne Frager and Rose G. Frager (see Part II, Item 1 "Legal Proceedings").

   Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments expense was $1.1 million for the six months ended June 30, 2000 and $1.4 million in the comparable period of 1999.

   Stock Compensation Expense. We recognized $265,000 and $789,000 of stock compensation expense for the six months ended June 30, 2000 and 1999, respectively.

   Other Income, Net. Other income, net increased to $4.5 million for the six months ended June 30, 2000 from $264,000 in the comparable period of 1999. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

   Minority Interest in Loss of Related Party. Minority interest in loss of related party was $453,000 and $0 for the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

   Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2000, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At June 30, 2000, we had approximately $144.0 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $10.7 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses before non-cash charges, which include strategic marketing-equity instruments expense, stock compensation expense and equity investment losses in Liquid Audio, offset by increases in accounts payable and accrued expenses and other current liabilities, and increases in the 2000 period and decreases in the 1999 period of accounts receivable and deferred revenue.

   Net cash provided by (used in) investing activities was $(48.7) million and $937,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities was related to purchases of short-term investments in the 2000 period and the acquisition of property and equipment in both periods. In the 1999 period, cash was provided by sales of short-term investments.

   Net cash provided by financing activities was $322,000 and $675,000 for the six months ended June 30, 2000 and 1999, respectively. The net cash provided by financing activities in the first half of 2000 was provided by the issuance of common stock under the employee stock purchase plan, offset by payments made under an equipment loan and capital leases. The net cash provided by financing activities for the 1999 period was due primarily to the proceeds from an equipment loan.

   We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through June 30, 2000. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of June 30, 2000, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $3.1 million as of June 30, 2000 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $428,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

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

Market Risk
-----------

   At June 30, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $64.5 million. We had a related party loan at June 30, 2000 of $428,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability

   Our accumulated deficit as of June 30, 2000 was approximately $54.5 million. We had net losses of approximately $8.5 million in 1998, $24.2 million in 1999 and $14.2 million in the first six months of 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

If artists and record labels are not satisfied that they can securely digitally deliver their music over the Internet, we might not have sufficient content to attract consumers

   Our success depends on our ability to aggregate a sufficient amount and variety of digital recorded music for syndication. In particular, until a significant number of artists and their record labels adopt a strategy of digitally delivering music over the Internet, the growth of our business might be limited. We currently do not create our own content; rather, we rely on record companies and artists for digital recorded music to be syndicated using our format. We believe record companies will remain reluctant to distribute their recorded music digitally unless they are satisfied with the commercial feasibility of digital distribution and that the digital delivery of their music over the Internet will not result in the unauthorized copying and distribution of that music. If record companies do not believe that recorded music can be securely delivered over the Internet in a commercially feasible way, they will not allow the digital distribution of their recorded music and we might not have sufficient content to attract consumers. If we cannot offer a sufficient amount and variety of digital recorded music for syndication, our business might be harmed.

Our business might be harmed if challenges against intellectual property laws by new digital music delivery technologies are successful

   New music sharing technologies allowing users to locate and download copies of digital music stored on the hard drives of other users without payment have been introduced into the market. Because some digital recorded music formats, such as mp3, do not contain mechanisms for tracking the source of ownership of digital recordings, users are able to download copies of copyrighted recorded music over the Internet without being required to compensate the owners of these copyrights. These downloads are a significant concern to record companies and artists. The Recording Industry Association of America has filed a suit seeking a permanent injunction against the use of these file-sharing technologies for exchange of copyrighted works. Several recording artists have also taken action against companies providing music sharing technology. If the injunction is denied, and it is determined that this file sharing technology is non-infringing, record companies and artists may limit their use of the Internet to sell and distribute their copyrighted materials. Even if the technology is determined to be infringing, it may be difficult to prevent this type of file sharing because of the non-centralized character of these technologies. As long as free shared copies are available, legally or illegally, consumers may choose not to pay for downloads from retail and other music delivery sites in our Liquid Music Network, which could harm our business.

New competitors could enter the industry with alternative business models, which, if successful, could harm our business

   New companies may enter our market with alternative business models. For example, companies may provide free music downloading from a website, earning revenues on an advertising or subscription basis. This model could be more attractive to consumers. If we are unable to compete with such companies or adapt our business model, products or services to a more consumer favorable model, our business could be harmed.

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

If our relationships with our international partners terminate, our revenues might decline

   We derive a portion of our revenues from business development fees generated from relationships with our international partners, Liquid Audio Korea, Liquid Audio Japan and Liquid Audio Greater China. These relationships vary in size and scope. If one of these relationships, or any other relationship that accounts for a significant portion of our revenues in a given period, does not generate a similar amount of revenue, or any, in subsequent periods, then our business could be harmed. As a consequence, our revenues are not recurring from period-to-period, which might result in unpredictability of our revenues.

Our revenues would be negatively affected by the loss of a significant customer

   We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for the four quarters of 1999 and the first two quarters of 2000 represented approximately 80%, 97%, 93%, 82%, 90% and 86%, respectively, of our total net revenues. The loss of Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China or any other significant customer or any significant reduction of total net revenues generated by these or other significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

   We have taken steps to prevent these claims. For example, we have arrangements with companies that use our hosting services that will allow us to delete potentially infringing or misappropriating materials quickly and securely. We also have put into place indemnification agreements with music content providers, where practicable. Under the Digital Millenium Copyright Act of 1999, Internet service providers are insulated from several types of these claims, upon compliance with the requirement that they appoint an agent to receive claims relating to their service, and we have appointed an agent.

Several of our customers have had limited operating histories, are unprofitable and might have difficulty meeting their payment obligations to us

   Several of our significant customers, including our international partners Liquid Audio Japan, Liquid Audio Korea and Liquid Audio Greater China, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of June 30, 2000, 18% and 24% of accounts receivable and receivables from related parties, respectively, or $275,000 and $401,000, respectively, were more than 30 days past due. We have provided adequate reserves for past due amounts.

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

We might be unable to license or acquire technology

   We rely on certain technologies that we license or acquire from third parties, including Dolby Laboratories Licensing Corporation, Fraunhofer Institut, RSA Data Security, Inc. and Thomson Consumer Electronics Sales GmbH. These technologies are integrated with our internally-developed software and used in our products, to perform key functions and to enhance the value of our platform. These third-party licenses or acquisitions may not continue to be available to us on commercially reasonable terms or at all. Any inability to acquire such licenses or software on commercially reasonable terms might harm our business.

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

   We have entered into individual agreements in Japan, Korea and Greater China, and we may enter into similar arrangements in the future in other countries. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

   In April 1999, Arne Frager and Rose G. Frager filed a complaint against us and our president, Gerald Kearby, in the Superior Court of the State of California for the County of Marin. The case was then transferred to the Superior Court of California for the County of San Mateo (case number 410103). The complaint alleged breach of contract, fraud and related claims. In particular, plaintiffs alleged that in January 1996, in connection with the formation of Liquid Audio, we agreed to issue Mr. Frager 200,000 shares of common stock. Adjusted for stock splits, those shares are now equivalent to 750,000 shares. Plaintiffs further alleged that Liquid Audio entered into a consulting agreement with Mr. Frager under which we allegedly agreed not to terminate Mr. Frager without good cause. Plaintiffs alleged that we breached each of these agreements. They sought 587,870 shares of our common stock, the portion of the 750,000 shares that had not previously been issued. In the alternative, plaintiffs sought 87,868 shares of common stock, which was the number of remaining unvested shares that Mr. Frager would have received had he not been terminated before all of his shares vested. While we believed the suit was without merit, in April 2000, we reached an out of court settlement with the plaintiffs whereby we issued 30,000 shares of our common stock to Mr. Frager. The issuance of these shares was pursuant to Section 3(a)(10) under the Securities Act. As described above, we recorded an accounting charge in our statement of operations equal to the fair market value of the shares at the time of issuance.

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

   On or about April 7, 2000, Sightsound, Inc. filed an Amended Complaint against one of our customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that our customer infringes one or more claims of three patents ((United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Damages have not been specified. Liquid Audio has entered into an Agreement with our customer whereby we have agreed to assume control of the defense and pay the defense costs, while reserving our rights as to our indemnification obligations. The customer filed an Answer to the Amended Complaint on April 27, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of noninfringement and patent invalidity. A trial date has currently been set for September 14, 2001 in the matter. There can be no assurance regarding the outcome of the litigation. If there is a finding of infringement, we may be required to indemnify our customer as to the full amount of the damages.

   On March 31, 2000, Intouch Group, Inc. ("Intouch") filed a lawsuit against us in the Northern District of California alleging patent infringement. On April 26, 2000, Intouch filed an amended complaint, which was served on us shortly thereafter. The Complaint names us and Amazon.com International, Inc., Listen.com, Inc., Entertaindom LLC, Discovermusic.com, Inc. and Muze, Inc. It alleges that we infringe, or induce infringement of, the claims of U.S. Patent Nos. 5,237,157 and 5,963,916 by operating a website and/or a kiosk that allows interactive previewing of pre-recorded music. The Complaint seeks unspecified damages and injunctive relief. On May 30, 2000, we filed our answer to Intouch's first amended complaint. The action is still in the early stages, and no trial date has yet been set. We believe that we have meritorious defenses to Intouch's claims and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits. If there is a finding of infringement, we might be required to pay substantial damages to Intouch and could be enjoined from selling any of our products or services that are held to infringe Intouch's patents unless and until we are able to negotiate a license from them.

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

   The effective date of our second registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-91541) relating to our follow-on public offering of common stock, was December 14, 1999. A total of 2,946,076 shares of Common Stock were sold at a price of $33.63 per share to an underwriting syndicate led by Lehman Brothers, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray, Dain Rauscher Wessells and Fidelity Capital Markets. An additional 503,924 shares of Common stock were sold on behalf of selling stockholders as part of the same offering. Offering proceeds to us, net of aggregate expenses of approximately $5.4 million, were approximately $93.7 million. Offering proceeds to selling shareholders, net of expenses of approximately $847,000, were approximately $16.1 million.

   In April 2000, we issued 4,072 shares of common stock to a former consultant in connection with the purchase of certain intellectual property. In May 2000, we issued 25,156 shares of common stock to an online retailer upon the exercise of a warrant to purchase stock.

    From the time of receipt through June 30, 2000, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We held our annual meeting of stockholders on June 9, 2000 to elect one Class I director to our Board of Directors and to ratify the appointment of our independent auditors, PricewaterhouseCoopers LLP.

   Sanford Climan was elected to continue as a Class I director for the ensuing three years. Our Class II directors, Silvia Kessel and Ann Winblad, as well as our Class III directors, Gerald Kearby and Philip Wiser, continue their terms as directors. 13,207,309 votes were cast in favor of the election of Mr. Climan while 0 votes were cast against and 1,284,806 votes were withheld.

   14,469,879 votes were cast in favor of the appointment of PricewaterhouseCoopers LLP as our independent auditors, 16,090 votes were cast against the appointment and 6,146 votes abstained.

 ITEM 5.  OTHER INFORMATION

   None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

  The following exhibits are filed with this report as indicated below:


3.1    By-Laws
10.50  2000 Nonstatutory Stock Option Plan
27.1   Financial Data Schedule

  (b)  Reports on Form 8-K

   None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  August 14, 2000         LIQUID AUDIO, INC.


                               /s/ Gerald W. Kearby
                               -------------------------------------------------
                               GERALD W. KEARBY
                               President, Chief Executive Officer and Director



                               /s/ Gary J. Iwatani
                               -------------------------------------------------
                               GARY J. IWATANI
                               Senior Vice President and Chief Financial Officer

                              LIQUID AUDIO, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   3.1         By-Laws
   10.50       2000 Nonstatutory Stock Option Plan
   27.1        Financial Data Schedule