Form 10-Q
period 2000-09-30
LIQUID AUDIO INC
filed 2000-11-13
CIK 1016613

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  ___________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _____________________.


                       Commission File Number 000-25977

                                  ___________

                              LIQUID AUDIO, INC.
            (Exact name of registrant as specified in its charter)



                Delaware                                     77-0421089
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)



    2221 Broadway, Redwood City, CA                             94063
-----------------------------------------           ----------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (650) 549-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.     X     Yes _____________No
                                   ---------

As of October 31, 2000, there were 22,395,388 shares of registrant's Common Stock outstanding.

                              LIQUID AUDIO, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION.............................................................................................     3

  ITEM 1.  FINANCIAL STATEMENTS............................................................................................     3
             Condensed Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999
             Condensed Consolidated Statement of Operations for the three months ended September 30, 2000 and
               1999, and for the nine months ended September 30, 2000 and 1999
             Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and
               1999
             Notes To Condensed Consolidated Financial Statements

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................................................................    10
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................    28

PART II. OTHER INFORMATION.................................................................................................    29

  ITEM 1.  LEGAL PROCEEDINGS...............................................................................................    29
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................................    30

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................................    30

SIGNATURES.................................................................................................................    31

INDEX TO EXHIBITS FOR FORM 10-Q............................................................................................    32

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              LIQUID AUDIO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                             September 30,        December 31,
                                                                                                 2000               1999
                                                                                             -------------        ------------
                                                                                               (unaudited)          (audited)
Assets
Current assets:
  Cash and cash equivalents.............................................................     $    80,508          $  138,692
  Short-term investments................................................................          53,097              19,157
  Accounts receivable, net..............................................................             900                 316
  Receivables from related parties......................................................           1,928                 435
  Other current assets..................................................................           2,192                 638
                                                                                             -----------          ----------
     Total current assets...............................................................         138,625             159,238
                                                                                             -----------          ----------
Investment in related party.............................................................           1,331               1,959
Property and equipment, net.............................................................           8,394               4,857
Other assets............................................................................             224                 220
                                                                                             -----------          ----------
       Total assets.....................................................................     $   148,574          $  166,274
                                                                                             ===========          ==========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable......................................................................     $     2,884          $    1,952
  Accrued expenses and other current liabilities........................................           4,064               2,901
  Deferred revenue......................................................................           1,521               1,572
  Capital lease obligations, current portion............................................             131                 194
  Equipment loan, current portion.......................................................             589                 589
                                                                                             -----------          ----------
     Total current liabilities..........................................................           9,189               7,208
                                                                                             -----------          ----------
Capital lease obligations, non-current portion..........................................              78                 149
Equipment loan, non-current portion.....................................................             291                 731
Note payable to related party...........................................................             419                 441
                                                                                             -----------          ----------
       Total liabilities................................................................           9,977               8,529
                                                                                             -----------          ----------
Stockholders' equity:
  Common stock..........................................................................              22                  22
  Additional paid-in capital............................................................         202,415             198,973
  Unearned compensation.................................................................            (458)             (1,097)
  Accumulated deficit...................................................................         (63,359)            (40,225)
  Accumulated other comprehensive income................................................             (23)                 72
                                                                                             -----------          ----------
       Total stockholders' equity.......................................................         138,597             157,745

                                                                                             -----------          ----------
       Total liabilities and stockholders' equity.......................................     $   148,574          $  166,274
                                                                                             ===========          ==========

     See accompanying notes to condensed consolidated financial statements

                              LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except per share amount; unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                        --------------------------------      ----------------------------------
                                                            2000               1999                2000                1999
                                                        -------------      -------------      --------------      --------------
Net revenues:
 License................................................  $       174        $       476        $      1,017        $      1,129
 Services...............................................          727                177               2,343                 367
 Business development (related party)...................        2,454              1,132               6,444               1,565
                                                          -----------        -----------        ------------        ------------
       Total net revenues...............................        3,355              1,785               9,804               3,061
                                                          -----------        -----------        ------------        ------------
Cost of net revenues:
 License................................................           64                 58                 160                 156
 Services...............................................          720                324               2,090                 649
 Business development (related party)...................            7                 66                  75                  68
                                                          -----------        -----------        ------------        ------------
       Total cost of net revenues.......................          791                448               2,325                 873
                                                          -----------        -----------        ------------        ------------
Gross profit............................................        2,564              1,337               7,479               2,188
Operating expenses:
 Sales and marketing....................................        4,694              2,533              12,439               6,449
 Research and development...............................        6,088              3,449              16,850               7,710
 General and administrative.............................        2,055                741               5,373               1,741
 Strategic marketing--equity instruments................          550                826               1,625               2,190
 Stock compensation expense.............................          103                330                 368               1,119
                                                          -----------        -----------        ------------        ------------
       Total operating expenses.........................       13,490              7,879              36,655              19,209
                                                          -----------        -----------        ------------        ------------
Loss from operations....................................      (10,926)            (6,542)            (29,176)            (17,021)
Other income, net.......................................        2,209                722               6,670                 986
Minority interest in loss of related party..............         (175)                --                (628)                 --
                                                          -----------        -----------        ------------        ------------
 Net loss...............................................  $    (8,892)       $    (5,820)       $    (23,134)       $    (16,035)
                                                          ===========        ===========        ============        ============

Net loss per share:
 Basic and diluted......................................  $     (0.40)       $     (0.35)       $      (1.05)       $      (2.07)
                                                          ===========        ===========        ============        ============
 Weighted average shares................................       22,304             16,821              22,033               7,755
                                                          ===========        ===========        ============        ============

     See accompanying notes to condensed consolidated financial statements

                              LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                   Nine Months Ended September 30,
                                                                           ----------------------------------------------
                                                                                  2000                        1999
                                                                           -------------------        -------------------
Cash flows from operating activities:
  Net loss................................................................     $       (23,134)           $       (16,035)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................               2,333                        646
     Amortization of unearned compensation................................                 368                      1,119
     Allowance for doubtful accounts......................................                 155                         33
     Equity investment losses.............................................                 628                        378
     Strategic marketing-equity instruments...............................               1,625                      2,190
     Common stock issued for legal settlement.............................                 354                         --
     Other................................................................                 (22)                        49
     Changes in assets and liabilities:
       Accounts receivable................................................                (739)                       160
       Receivables from related parties...................................              (1,493)                      (327)
       Other assets.......................................................                (672)                      (650)
       Accounts payable...................................................                 932                      1,375
       Accrued expenses and other current liabilities.....................               1,286                      1,429
       Deferred revenue...................................................                 (51)                        14
                                                                               ---------------        -------------------
       Net cash used in operating activities..............................             (18,430)                    (9,619)
                                                                               ---------------        -------------------
Cash flows from investing activities:
  Acquisition of property and equipment...................................              (5,870)                    (3,422)
  Sales/(purchases) of short-term investments, net........................             (34,035)                    (4,602)
                                                                               ---------------        -------------------
       Net cash used in investing activities..............................             (39,905)                    (8,024)
                                                                               ---------------        -------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of repurchases..............                 725                     66,013
  Payments made under capital leases......................................                (134)                      (148)
  Proceeds from equipment loan............................................                  --                        846
  Payments made under equipment loan......................................                (440)                      (298)
                                                                               ---------------        -------------------
       Net cash provided by financing activities..........................                 151                     66,413
                                                                               ---------------        -------------------
Net decrease in cash and cash equivalents.................................             (58,184)                    48,770
Cash and cash equivalents at beginning of period..........................             138,692                     14,143
                                                                               ---------------        -------------------
Cash and cash equivalents at end of period................................     $        80,508            $        62,913
                                                                               ===============        ===================
Supplemental disclosures:
  Cash paid for interest..................................................     $           122            $           138
Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases............     $            --            $            37
  Issuance of common stock for services rendered..........................               1,181                      1,100
  Issuance of warrants in connection with a strategic marketing
     agreements...........................................................               1,307                      1,090
  Issuance of common stock upon exercise of warrant.......................                 107                         --
  Issuance of common stock for intellectual property......................                  16                         --
  Equity investment with note payable.....................................                  --                        378


     See accompanyong notes to condensed consolidated financial statements

                              LIQUID AUDIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

The Company

   Liquid Audio, Inc. (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999, and in July 2000 established a wholly-owned subsidiary, Liquid Audio Europe PLC, in the United Kingdom, with the goal of becoming the premier provider of software applications and services that enable the secure delivery and sale of digital music over the Internet. To this end, the Company has developed an end-to-end solution for promoting and distributing music over the Internet. The Company's solutions enable the secure distribution of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

Basis of presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Principles of consolidation

The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be reported on the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS No. 133. The Company will adopt SFAS No. 133 and 138 in its quarter ending March 31, 2001. The Company does not believe that the pronouncement will have a material impact on its financial position or results of operations as currently conducted.

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

Reclassifications

   Certain reclassifications have been made to the prior periods' consolidated financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, stockholders' equity or cash flows.

                              LIQUID AUDIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     -------------       ------------
          Accounts receivable, net:
             Accounts receivable...............................      $       1,164       $        468
             Less: Allowance for doubtful accounts.............               (264)              (152)
                                                                     -------------       ------------
                                                                     $         900       $        316
                                                                     =============       ============

   Write-offs against the allowance for doubtful accounts were $7,000 and $129,000 for the three months ended September 30, 2000 and the year ended December 31, 1999, respectively

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     -------------       ------------
          Property and equipment:
             Computer equipment and purchased software.........      $      11,120       $      5,614
             Furniture and fixtures............................                812                544
             Leasehold improvements............................                544                448
                                                                     -------------       ------------
                                                                            12,476              6,606
             Less:  accumulated depreciation and amortization..             (4,082)            (1,749)
                                                                     -------------       ------------
                                                                     $       8,394       $      4,857
                                                                     =============       ============

   Property and equipment includes $784,000 of equipment under capital leases at September 30, 2000 and December 31, 1999. Accumulated depreciation and amortization for equipment under capital leases was $712,000 and $581,000 at September 30, 2000 and December 31, 1999, respectively.

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     -------------       ------------
          Accrued expenses and other current liabilities:
            Compensation and benefits..........................      $       2,337       $      1,305
            Consulting and professional services...............                731                418
            Accrued marketing expenses.........................                 46                282
            Other..............................................                950                896
                                                                     -------------       ------------
                                                                     $       4,064       $      2,901
                                                                     =============       ============


NOTE 3 - RELATED PARTIES:

   In April 1998, the Company signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. The Company owns 6.92% of the outstanding common stock of LAJ and is accounting for its investment in LAJ using the equity method of accounting. In December 1998, the company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea using the Company's technology and products. The Company owns 40% of the outstanding common stock of LAK and is accounting for its investment in LAK using the equity method of accounting. In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China ("LAGC"). LAGC will be the exclusive reseller of the Company's products in Taiwan and Hong Kong and will work to develop business services that enable the digital delivery of music in the local markets. The Company will own 40% of the outstanding common stock of LAGC and will account for its investment in LAGC using the equity method of accounting. In September 2000, the Company signed an agreement with a strategic partner to establish a Singaporean corporation, Liquid

Audio South East Asia ("LASE"). LASE will be the exclusive reseller of the Company's products in Singapore, Thailand, Malaysia, Indonesia, Philippines, Australia and New Zealand and will work to develop business services that enable the digital delivery of music in the local markets. The Company will own 30% of the outstanding common stock of LASE and will account for its investment in LASE using the equity method of accounting.

   Business development revenues are as follows (in thousands):

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                 September 30,
                                                    ------------------------      ------------------------
                                                       2000          1999            2000          1999
                                                    ----------    ----------      ----------    ----------
          Business development revenues:
            Consulting and other services.......... $      426    $      910      $    1,131    $    1,243
            License fees and other.................      2,028           222           5,313           322
                                                    ----------    ----------      ----------    ----------
                                                    $    2,454    $    1,132      $    6,444    $    1,565
                                                    ==========    ==========      ==========    ==========

   At September 30, 2000, fees received in advance of recognition as business development revenues were $987,000. This amount is classified as deferred revenue on the balance sheet.

NOTE 4 - NET LOSS PER SHARE:

   Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of common stock warrants.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                 September 30,
                                                    ------------------------      ------------------------
                                                       2000          1999            2000          1999
                                                    ----------    ----------      ----------    ----------
Numerator:
  Net loss...................................       $   (8,892)   $   (5,820)     $  (23,134)   $  (16,035)
                                                    ==========    ==========      ==========    ==========
Denominator:
  Weighted average shares....................           22,355        17,396          22,127         8,469
  Weighted average unvested common shares
   subject to repurchase.....................              (51)         (575)            (94)         (714)
                                                    ----------    ----------      ----------    ----------
     Denominator for basic and diluted
      calculation............................           22,304        16,821          22,033         7,755
                                                    ==========    ==========      ==========    ==========
Net loss per share:
  Basic and diluted..........................       $    (0.40)   $    (0.35)     $    (1.05)   $    (2.07)
                                                    ==========    ==========      ==========    ==========

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                 September 30,
                                                    ------------------------      ------------------------
                                                       2000          1999            2000          1999
                                                    ----------    ----------      ----------    ----------
Weighted average effect of common stock
 equivalents:
      Common stock options...................            2,505         1,321           2,027         1,144
      Common stock warrants..................              558           517             580           240


NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

   In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and was being recognized ratably over the one-year term of the agreement, which ended in June 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock was to be granted to Amazon.com and was to vest over a 12-month period, if and when the Company signed a definitive agreement with Amazon.com during a specific period of time to utilize the Company's technology for a specific business program. Amazon.com elected not to utilize the Company's technology for the specific business program, and accordingly the warrant was not granted.

   In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000, and was being remeasured each quarter until a commitment for performance has been reached or the warrant vested, based on the fair market value at the end of each period. At August 21, 2000, this warrant is valued at $312,000, which was being recognized ratably over the one-year term of the agreement. The third warrant for 83,333 shares vests in August 2001, and is being remeasured each quarter until the warrant vests, based on the fair market value at the end of each period. At September 30, 2000, this warrant is valued at $214,000, which is being recognized ratably over one year. For the three months ended September 30, 2000, $131,000, $100,000 and $23,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively.

   In July 2000, the Company signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to distribute music over the Internet utilizing the Company's technology. Pursuant to this agreement, the Company issued and delivered 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and is being recognized ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense for the three months ended September 30, 2000.

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

Overview
--------

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music utilizing our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 1,000 affiliated music-related and music retailer websites.

   In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and hosting service fees. Revenues from digital music sales and transaction fees from our music delivery services represented less than 1%, 4% and 5% of total net revenues in 1998, 1999 and the first nine months of 2000, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

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

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of September 30, 2000 we had an accumulated deficit of approximately $63.4 million. We intend to continue to expend significant financial and management resources on the development of additional products and services, sales and marketing, improved technology and expanded operations. As a result, we expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
---------------------

     The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                          ----------------------       ---------------------
                                                                           2000           1999          2000          1999
                                                                          -------        -------       -------       -------
Net revenues:
  License...........................................................            5%            27%           10%           37%
  Services..........................................................           22             10            24            12
  Business development (related party)..............................           73             63            66            51
                                                                          -------        -------       -------       -------
    Total net revenues..............................................          100            100           100           100
                                                                          -------        -------       -------       -------
Cost of net revenues:
  License...........................................................            2              3             2             5
  Services..........................................................           22             18            21            21
  Business development (related party)..............................           --              4             1             2
                                                                          -------        -------       -------       -------
    Total cost of net revenues......................................           24             25            24            28
                                                                          -------        -------       -------       -------
Gross profit........................................................           76             75            76            72
                                                                          -------        -------       -------       -------

Operating expenses:
  Sales and marketing...............................................          140            142           127           211
  Research and development..........................................          182            193           172           252
  General and administrative........................................           61             42            55            57
  Strategic marketing-equity instruments............................           16             46            16            72
  Stock compensation expense........................................            3             18             4            36
                                                                          -------        -------       -------       -------
    Total operating expenses........................................          402            441           374           628
                                                                          -------        -------       -------       -------
Loss from operations................................................         (326)          (366)         (298)         (556)
Other income, net...................................................           66             40            68            32
Minority interest in loss of related party..........................           (5)            --            (6)           --
                                                                          -------        -------       -------       -------
Net loss............................................................         (265)%         (326)%        (236)%        (524)%
                                                                          =======        =======       =======       =======


Three Months Ended September 30, 2000 and 1999

Total Net Revenues

     Total net revenues increased 88% to $3.4 million for the three months ended September 30, 2000 from $1.8 million in the comparable period of 1999.

     License. License revenues decreased 63% to $174,000 for the three months ended September 30, 2000 from $476,000 in the comparable period of 1999. This decrease is due to Liquid Player license fees received under an agreement with a customer that ended on December 31, 1999. Under this agreement we received total fees of $1.5 million over a 14-month period. These fees were recognized as license revenue over the license period, which ended December 31, 1999. Additionally, due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 2000 period from the 1999 period.

     Services. Services revenues increased 311% to $727,000 for the three months ended September 30, 2000 from $177,000 in the comparable period of 1999. This increase was due to new revenues from encoding services, promotion and advertising services, Liquid Muze Previews service, kiosk-related equipment sales and an increase in music sales and hosting revenues in the 2000 period.

     Business Development (Related Party). Business development revenues increased 117% to $2.5 million for the three months ended September 30, 2000 from $1.1 million in the comparable period of 1999. The increase was due to software licensing and related maintenance revenues recognized under software license contracts with Liquid Audio Japan, Liquid Audio Greater China and a new strategic related partner, Liquid Audio South East Asia.

     In the three months ended September 30, 2000, approximately 73% of total net revenues came from sales to three customers. In the comparable period of 1999, approximately 85% of total net revenues came from sales to three customers. The following table sets forth customers comprising 10% or more of our total net revenues for each of the periods indicated:

                                                         Three Months Ended
                                                            September 30,
                                                       ------------------------
Customer                                                  2000           1999
--------                                               ---------       --------

   A..............................................         38%            --
   B..............................................         25             --
   C..............................................         10             --
   D..............................................         --             42%
   E..............................................         --             22
   F..............................................         --             21


     International revenues represented approximately 73% and 65% of total net revenues for the three months ended September 30, 2000 and 1999, respectively.

Total Cost of Net Revenues

     Our gross profit increased to approximately 76% of total net revenues for the three months ended September 30, 2000 from approximately 75% of total net revenues in the comparable period of 1999. Total cost of net revenues increased 77% to $791,000 in the 2000 period from $448,000 in the 1999 period.

     License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues was $64,000 for the three months ended September 30, 2000 and $58,000 in the comparable period of 1999, an increase of 10%. Cost of license revenues increased due to the addition of technology licenses in 2000 and product mix differences.

     Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues increased 122% to $720,000 for the three months ended September 30, 2000 from $324,000 in the comparable period of 1999. The increase in cost of services revenues was due primarily to the addition of encoding, customer service and professional services personnel and the cost of kiosk-related equipment.

     Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $7,000 for the three months ended September 30, 2000 and $66,000 for the comparable period of 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 85% to $4.7 million for the three months ended September 30, 2000 from $2.5 million in the comparable period of 1999. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

     Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 77% to $6.1 million for the three months ended September 30, 2000 from $3.4 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 177% to $2.1 million for the three months ended September 30, 2000 from $741,000 in the comparable period of 1999. This increase was primarily due to legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings") and increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel, incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and our public company status and incur legal expenses for patent infringement claims.

     Strategic Marketing-Equity Instruments. Strategic-marketing-equity instruments expense consists of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $550,000 for the three months ended September 30, 2000 and $826,000 in the comparable period of 1999. In June 1999, we signed an Advertising Agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant has been valued at approximately $2.0 million and was being recognized ratably over the one-year term of the agreement, which ended in June 2000. Under the Advertising Agreement with Amazon.com, an additional warrant to purchase approximately 127,000 shares of common stock was to be granted to Amazon.com and was to vest over a 12-month period, if and when we sign a definitive agreement with Amazon.com during a specific period of time to utilize our technology for a specific business program. Amazon.com elected not to utilize the Company's technology for the specific business program, and accordingly the warrant was not granted. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately and was valued at $903,000 and is being recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000, and was being remeasured each quarter until a commitment for performance has been reached or the warrant vested, based on the fair market value at the end of each period. At August 21, 2000, this warrant is valued at $312,000, which was being recognized ratably over the one-year term of the agreement. The third warrant for 83,333 shares vests in August 2001, and is being remeasured each quarter until the warrant vests, based on the fair market value at the end of each period. At September 30, 2000, this warrant is valued at $214,000, which is being recognized ratably over one year. For the three months ended September 30, 2000, $131,000, $100,000 and $23,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, the Company signed an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, to distribute music over the Internet utilizing the Company's technology. Pursuant to this agreement, the Company issued and delivered 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and is being recognized ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense for the three months ended September 30, 2000.

     Stock Compensation Expense. Stock compensation expense relates to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to September 30, 2000 was $4.0 million. We recognized $103,000 and $330,000 of stock compensation expense for the three months ended September 30, 2000 and 1999, respectively. We expect quarterly amortization related to those options to be approximately $107,000 for the fourth quarter of 2000, between $84,000 and $44,000 per quarter during 2001 and annual amortization to be $81,000 during 2002. These future compensation charges would be reduced if any employee terminates employment prior to the expiration of the employee's option vesting period.

     Other Income, Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Other income, net increased to $2.2 million for the three months ended September 30, 2000 from $722,000 in the comparable period of 1999. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Minority Interest in Loss of Related Party. Minority interest in loss of related party consist of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Minority interest in loss of related party was $175,000 and $0 for the three months ended September 30, 2000 and 1999, respectively. The expense in the 2000 period represents our share of the loss of Liquid Audio Japan.

Nine Months Ended September 30, 2000 and 1999

Total Net Revenues

     Total net revenues increased 220% to $9.8 million for the nine months ended September 30, 2000 from $3.1 million in the comparable period of 1999.

     License. License revenues decreased 10% to $1.0 million for the nine months ended September 30, 2000 from $1.1 million in the comparable period of 1999. The decrease is partially due to Liquid Player license fees as described above. Additionally, due to our shift in marketing emphasis from software licensing to the delivery of digital music services, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in the 2000 period from the 1999 period. These decreases were partially offset by revenues from kiosk software and technology licenses.

     Services. Services revenues increased 538% to $2.3 million for the nine months ended September 30, 2000 from $367,000 in the comparable period of 1999. This increase was due to new revenues from encoding services, kiosk-related equipment sales, Liquid Muze Previews service and promotion and advertising services and an increase in hosting revenues and music sales in the 2000 period.

     Business Development (Related Party). Business development revenues increased 312% to $6.4 million for the nine months ended September 30, 2000 from $1.6 million in the comparable period of 1999. The increase was due to software licensing and related maintenance revenues recognized under software license contracts with Liquid Audio Japan, Liquid Audio Greater China, Liquid Audio Korea and Liquid Audio South East Asia.

     In the nine months ended September 30, 2000, approximately 54% of total net revenues came from sales to two customers. In the comparable period of 1999, approximately 79% of total net revenues came from sales to three customers. The following table sets forth customers comprising 10% or more of our total net revenues for each of the periods indicated:

                                                         Nine Months Ended
                                                            September 30,
                                                       -----------------------
Customer                                                 2000          1999
--------                                               ---------     ---------
   A................................................         41%           --
   B................................................        132            --
   C................................................         --            36%
   D................................................         --            31
   E................................................         --            12

     International revenues represented approximately 71% and 52% of total net revenues for the nine months ended September 30, 2000 and 1999, respectively.

Total Cost of Net Revenues

     Our gross profit increased to approximately 76% of total net revenues for the nine months ended September 30, 2000 from approximately 72% of total net revenues in the comparable period of 1999. Total cost of net revenues increased 166% to $2.3 million in the 2000 period from $873,000 in the 1999 period.

     License. Cost of license revenues was $160,000 for the nine months ended September 30, 2000 and $156,000 in the comparable period of 1999, an increase of 3%. Cost of license revenues remained flat due to product mix differences.

     Services. Cost of services revenues increased 222% to $2.1 million for the nine months ended September 30, 2000 from $649,000 in the comparable period of 1999. The increase in cost of services revenues was due primarily to the addition of encoding, customer service and professional services personnel and the cost of kiosk-related equipment.

     Business Development (Related Party). Cost of business development revenues were $75,000 for the nine months ended September 30, 2000 and $68,000 for the comparable period of 1999.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 93% to $12.4 million for the nine months ended September 30, 2000 from $6.4 million in the comparable period of 1999. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. The 1999 period includes a $378,000 impairment loss on our investment in Liquid Audio Japan.

     Research and Development. Research and development expenses increased 119% to $16.9 million for the nine months ended September 30, 2000 from $7.7 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure.

     General and Administrative. General and administrative expenses increased 209% to $5.4 million for the nine months ended September 30, 2000 from $1.7 million in the comparable period of 1999. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees and legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings"). The 2000 period includes an one-time non-cash charge of $354,000 related to the issuance of common stock in the settlement of the lawsuit with Arne Frager and Rose G. Frager (see Part II, Item 1 "Legal Proceedings").

     Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments expense was $1.6 million for the nine months ended September 30, 2000 and $2.2 million in the comparable period of 1999.

     Stock Compensation Expense. We recognized $368,000 and $1.1 million of stock compensation expense for the nine months ended September 30, 2000 and 1999, respectively. In addition to the expense related to the agreements discussed above, the 1999 period includes $1.1 million that relates to 100,000 shares of common stock issued to Virgin in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine mp3 formats, and $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them.

     Other Income, Net. Other income, net increased to $6.7 million for the nine months ended September 30, 2000 from $986,000 in the comparable period of 1999. This increase was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Minority Interest in Loss of Related Party. Minority interest in loss of related party was $628,000 and $0 for the nine months ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2000, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At September 30, 2000, we had approximately $133.6 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $18.4 million and $9.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used for operating activities in each of these periods was primarily the result of net losses before non-cash charges, which include strategic marketing-equity instruments expense, stock compensation expense and equity investment losses in Liquid Audio Japan, offset by increases in receivables from related parties, accounts payable and accrued expenses and other current liabilities, and an increase in the 2000 period of accounts receivable.

     Net cash used in investing activities was $39.9 million and $8.0 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities in each of these periods was related to net purchases of short-term investments and the acquisition of property and equipment in both periods.

     Net cash provided by financing activities was $151,000 and $66.4 million for the nine months ended September 30, 2000 and 1999, respectively. The net cash provided by financing activities in the 2000 period was provided principally by the issuance of common stock under the employee stock purchase plan, offset by payments made under an equipment loan and capital leases. The net cash provided by financing activities for the 1999 period was due primarily to the proceeds from our initial public offering of common stock.

     We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through September 30, 2000. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of September 30, 2000, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $2.7 million as of September 30, 2000 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $419,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

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

     We believe that existing cash and cash equivalents and financing available under lease agreements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, although we may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Market Risk
-----------

     At September 30, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $53.1 million. We had a related party loan at September 30, 2000 of $419,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability

     Our accumulated deficit as of September 30, 2000 was approximately $63.4 million. We had net losses of approximately $8.5 million in 1998, $24.2 million in 1999 and $23.1 million in the first nine months of 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

Our revenues would be negatively affected by the loss of a significant customer

     We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for the four quarters of 1999 and the first three quarters of 2000 represented approximately 80%, 97%, 93%, 82%, 90%, 86% and 90%, respectively, of our total net revenues. The loss of Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China, Liquid Audio South East Asia or any other significant customer or any significant reduction of total net revenues generated by these or other significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

Several of our customers have had limited operating histories, are unprofitable and might have difficulty meeting their payment obligations to us

     Several of our significant customers, including our international partners Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, our business might be harmed. As of September 30, 2000, 20% and 16% of accounts receivable and receivables from related parties, respectively, or $228,000 and $304,000, respectively, were more than 30 days past due. We have provided adequate reserves for past due amounts.

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


     We have entered into individual agreements in Japan, Korea, Greater China and South East Asia, and we may enter into similar arrangements in the future in other countries. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

     In May 1999, John Hempe filed a complaint against us, our president, Gerald W. Kearby, our chief technical officer, Philip R. Wiser, and other defendants not employed by us, in the San Mateo Superior Court (case number 409032). The defendants not employed by us have been dismissed. The complaint alleges, among other things, discrimination under the provisions of the California Fair Employment and Housing Act, breach of contract and breach of covenant of good faith and fair dealing, in connection with his termination, and seeks unspecified damages. While we believed the suit was without merit, we reached an out of court settlement with the plaintiff whereby we paid $17,500 to Mr. Hempe in May 2000.

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

     On August 14, 2000, a former employee filed a charge of discrimination with the California Department of Fair Employment and Housing (DFEH) against us, and several of our employees and former employees. The charge alleges sexual harassment and unlawful retaliation. We believe, after consultation with counsel, that these claims are without merit, and we intend to defend ourselves vigorously. However, should a lawsuit be filed and decided adversely to us, we may have to pay damages.

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

     In July 2000, we issued 150,000 shares to a major record label in connection with a letter agreement for distributing music over the Internet using our technology.

     From the time of receipt through September 30, 2000, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

  The following exhibits are filed with this report as indicated below:

10.51 Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000
27.1   Financial Data Schedule

   (b) Reports on Form 8-K

     None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 10, 2000         LIQUID AUDIO, INC.

                                 /s/ Gerald W. Kearby
                                 -----------------------------------------------
                                 GERALD W. KEARBY
                                 President, Chief Executive Officer and Director

                                 /s/ Lyman Yip
                                 -----------------------------------------------
                                 LYMAN YIP
                                 Controller

                              LIQUID AUDIO, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2000


EXHIBIT NO.         EXHIBIT DESCRIPTION
-----------         -------------------

   10.51 Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000

   27.1             Financial Data Schedule