Form 10-K
period 2000-12-31
LIQUID AUDIO INC
filed 2001-03-30
CIK 1016613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
   For the fiscal year ended: December 31, 2000
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from              to

                        Commission File Number 000-25977

                               ----------------
                               LIQUID AUDIO, INC.
             (Exact name of Registrant as specified in its charter)

                     Delaware                                77-0421089
         (State or other jurisdiction of       (I.R.S. Employer Identification Number)
          incorporation or organization)
      2221 Broadway Redwood City, California                    94063
     (address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code: (650) 549-2000

                               ----------------
        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,919,341 as of December 31, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 22,556,554 shares of the Registrant's Common Stock issued and outstanding on March 14, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Certain sections of Liquid Audio, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, scheduled to be held on June 1, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1
 ITEM 1A. COMPANY RISK FACTORS..........................................   12
 ITEM 2.  PROPERTIES....................................................   22
 ITEM 3.  LEGAL PROCEEDINGS.............................................   22
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   23

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   24
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   26
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   27
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   35
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   36
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   36

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   37
 ITEM 11. EXECUTIVE COMPENSATION........................................   41
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   41
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   41

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K...........................................................   42

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

The Company

   We provide a leading open platform that enables the digital delivery of music over the Internet. Our software products and services give artists and record companies the ability to create, syndicate and sell recorded music with copy protection and copyright management through websites and retailers. Through our Liquid Music Network, a network of over 1,000 third party music related websites and retailers, we help artists and record companies distribute, promote and sell their recorded music. From the growing catalog of syndicated music which is available through our Liquid Music Network affiliates and online stores using our Retail Integration and Fulfillment System, consumers can preview and purchase digital music. Consumers then can transfer downloaded music to recordable compact discs and to digital audio devices manufactured by consumer electronics companies. Our solution is based on an open technical architecture that is designed to support multiple leading digital music formats, including Liquid Audio, MP3 and Microsoft Windows Media. Numerous record companies and recording artists have used our distribution system to sell music, including labels such as Artemis Records, Avex, Inc., BMG Entertainment, EMI Music Group, Warner Music Group and Zomba Records Group, and artists such as David Bowie, Lenny Kravitz, Aimee Mann, "N SYNC and Britney Spears.

The Liquid Audio Platform

   We provide a variety of products and services to enable the publication and distribution, syndication, promotion and sale of downloadable digital music files over the Internet:

  . Publication and Distribution. We offer services to encode content as secure digital music files and have the ability to encode up to approximately 20,000 individual music samples per day. Our system hosts digital music files and distributes them through a network of music websites.

  . Syndication. Our distribution system syndicates music content to a network of 1,000 affiliates that make up the Liquid Music Network, including music websites and websites operated by music retailers. In addition, our system enables digital music delivery through kiosks located in retail stores.

  . Promotion and Sale. We offer services to manage the secure promotion, transfer and sale of digital music, including reporting on digital music sales. Our Liquid Player software, a desktop software application, allows the consumer to preview or purchase and download digital recorded music. Liquid Player also enables the output of digital music to recordable compact discs and digital audio devices. To enable online sales, we provide a set of e-commerce services, including credit card processing, the remittance of royalty payments and detailed transaction reports. In addition, we provide promotional services that help build market awareness for content available through our network.

     Our solution provides the following benefits:

    . Increased Revenues and Lower Costs. Through our solution, record companies and artists can generate increased revenues by offering their entire catalog of existing music, as well as singles and periodic releases, for sale online. Our products and services provide a cost-effective way to digitally offer entire music catalogs to consumers, thus reducing the costs associated with physical manufacturing, warehousing and shipping.

    . Superior Consumer Experience. Our solution enables consumers to preview, purchase, download and export a wide variety of near compact disc quality music online. We make it simple to search for, sample and buy selected digital recorded music from a rapidly growing inventory. Our Liquid Player also enables digital music to be transferred to a compact disc by means of a recordable compact disc device and output to digital audio devices. We further simplify the user experience by supporting multiple music download formats, including Liquid Audio, Windows Media and MP3.

    . Security and Compliance. Our digital rights management (DRM) system protects against piracy by authenticating, limiting and tracking the number of copies made of a digitally delivered sound recording. Our platform also includes patented territory restriction capabilities that enable the sale over the Internet of digital recorded music in compliance with geographic distribution limitations.

    . Multiple Formats and Digital Rights Management Systems. Our multi-format distribution solution is based on an open architecture and can publish, syndicate and sell content using leading download formats, including Liquid Audio, Windows Media and MP3. We also support several leading DRM systems, including Liquid Audio, Windows Media and Sony OpenMG.

    . Global Reach. Our platform allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels who have limited access to traditional retail distribution channels.

Strategic Relationships and Customers

   We plan to continue to build relationships with key third parties engaged in the encoding, hosting, distribution, promotion, syndication and sale of digital music. We believe that these relationships will enhance our ability to provide a rich variety of music to consumers. Such relationships can be separated into three major areas, the three C's--content, channel and consumer.

   Content Provider Relationships. In the content area, several labels make music available for sale and promotion through our distribution system and network.

  . BMG Entertainment. We entered into a digital music distribution agreement with BMG Entertainment whereby BMG will use our technology and distribution services to promote and sell albums from BMG's recording artists through Liquid Audio kiosks at participating retailers in the United States and Europe.

  . edel music. In Europe, we entered into a digital music distribution agreement with edel music whereby edel will use our technology and distribution services to promote and sell albums from edel's recording artists through kiosks at participating retailers.

  . EMI Recorded Music. Under an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in July 2000 we started to sell EMI songs and albums through designated music destination and retail sites, including CDNOW and towerrecords.com.

  . Warner Music Group. Under an agreement with Warner Music Group, in
    November 2000 we started to sell Warner songs and albums through our Liquid Music Network.

  . Zomba Records Group. Zomba has made songs and albums from some of the most popular artists available for sale through the Liquid Music Network. These artists include Britney Spears and "N SYNC.

  . Independent Labels. Many independent record labels have chosen to make their catalogs available online using our solution. These labels include Artemis Records, Avex, Beggars Banquet, Del-Fi Records, Rounder Records, Strictly Rhythm, Sub Pop Records, Twin/Tone Records and Vanguard Records. As of December 31, 2000, record labels have chosen to promote and sell more than 140,000 digital music recordings through our Liquid Music Network. This compares to approximately 50,000 digital music recordings at the beginning of 2000.

   Channel Partners. Our distribution channel has grown to 1,000 outlets, including some of the most popular music websites.

  . Amazon.com. Under our agreement with Amazon.com, we are encoding, hosting and delivering promotional music downloads for the free downloads section of Amazon.com's music website, which is designed to increase compact disc sales.

  . Best Buy. Leading retailer Best Buy uses our Retail Integration and
    Fulfillment System (RIFFS) to sell music from our catalog of content on its bestbuy.com website.

  . CDNOW. CDNOW uses RIFFS to promote and sell digital music to consumers through its online retail website, cdnow.com. The website began offering music from our catalog of content for sale in February 2000.

  . Musicland. Musicland is using RIFFS for its destination sites, SamGoody.com, Suncoast.com, OnCue.com and MediaPlay.com, and started selling music from our catalog of content in August 2000.

  . Towerrecords.com. Under an agreement with its parent company MTS, Inc., Tower Records is using RIFFS to promote and sell digital music to consumers through its online retail website, towerrecords.com. The website began offering music content for sale in October 1999.

  . Yahoo! Yahoo! Inc. has integrated Liquid Audio music samples using our music clips service on the Yahoo! Shopping and Yahoo! Music websites.

   Consumer Adoption. We distribute music to millions of consumers in concert with technology companies whose innovative products complement our digital music distribution system. These include the following:

  . AOL. We have developed a software "plug-in" that enables the AOL Nullsoft
    Winamp player software to purchase and play music encoded in our format. The plug-in will be distributed by AOL on the winamp.com website, its other websites and ours.

  . ARM. We have entered into an agreement with ARM to create a turnkey platform for the development of secure digital audio devices. We will work together to integrate our Secure Portable Player Platform (SP3) onto the ARM architecture. This integration will make it easier for consumer electronics and wireless device manufacturers to create new products, using the same chip set platforms they are already using, that support the playback of secure digital downloads distributed by us.

  . Microsoft. To maximize the number of consumers getting music through our distribution network, we added support for the Windows Media format. We encoded and distribute more than 50,000 songs and 1 million music previews in the Windows Media format. We deployed Windows Media-based servers in our data centers to host and distribute that content to retailers in our Liquid Music Network. We operate clearinghouse functions for the Windows Media DRM system and are adding support for Windows Media to Liquid Player.

  . RealNetworks Inc. We have developed software "plug-ins" that enable
    RealNetwork's RealPlayer G2 and RealJukebox software to play music encoded in our format. The plug-ins, which are distributed by RealNetworks, enable music in our Liquid Music Network to be previewed by RealPlayer G2 users and securely downloaded by RealJukebox users.

  . Sony. Sony delivers a custom-branded version of our Liquid Player software to consumers with certain compact disc recorder (CD-R) devices they sell in the United States and United Kingdom, as well as to customers of its VAIO Music Clip and Memory Stick Walkman devices. Additionally, we enable the distribution of content using Sony's ATRAC3 and OpenMG technologies.

  . Texas Instruments Inc. We collaborated with Texas Instruments to develop a reference design based on our SP3 specification for secure music delivery. Texas Instruments uses our SP3 reference design in chipsets to enable future flash memory-based consumer electronics devices to be compatible with our platform.

  . Digital Audio Device Manufacturers. We are also collaborating with the following companies to develop digital audio devices that interoperate with our SP3 specification:

       Aiwa                                             PocketPyro Porteson
       Digitalw@y Company, Ltd.                         RHAS TEL Company, Ltd.
       e.Digital Corporation                            Saewon Telecom Ltd.
       Haitai Electronics Co., Ltd.                     Sanyo Corporation
       IOData                                           RHAS TEL Company, Ltd.
       Jungmyung Telecom                                TDK
       Mpuls3                                           Toshiba Corporation

International Relationships

   We believe that relationships with key partners outside the United States are important to establish a complementary international distribution infrastructure. Because personal computers have not achieved high levels of penetration in most international markets, our emphasis in these markets has been and will continue to be on enabling the distribution of digital music through physical kiosks and other consumer-oriented technologies. Our international relationships include the following:

  . Liquid Audio Europe. We formed a wholly-owned subsidiary based in London.
    Liquid Audio Europe is focused on selling our products and services to markets in the United Kingdom, France, German, Italy and other European countries. Several customers in Europe have adopted RIFFS.

  . Liquid Audio Japan. In Japan, along with local investors, we established
    Liquid Audio Japan. Liquid Audio Japan is the exclusive reseller and distributor of our software products, and the exclusive music distribution services provider, in Japan.

  . Liquid Audio Korea. In Korea, Liquid Audio and local partners established
    Liquid Audio Korea in 1998. Liquid Audio Korea is currently focused on kiosk-based retail applications of our technology. These applications allow consumers to preview and purchase custom compact discs and other transportable media from retail entertainment centers. Liquid Audio Korea released these kiosks in the first retail entertainment center in October 1999.

  . Liquid Audio Greater China. For the Hong Kong and Taiwan markets, Liquid
    Audio and local partners established Liquid Audio Greater China in 2000. Liquid Audio Greater China and its subsidiaries have the opportunity to deploy and resell Liquid Audio's secure music delivery services and software products in Hong Kong and Taiwan.

  . Liquid Audio South East Asia. In south east Asia, Liquid Audio and a local partner are in the process of establishing Liquid Audio South East Asia. Liquid Audio South East Asia will form affiliates in Singapore, Thailand, the Philippines, Australia and New Zealand. We expect these affiliates to be the exclusive reseller of our software products, and the exclusive music distribution services provider, in those local markets.

Customers

   We license our software and services to a variety of customers from various market segments. A selected list of our customers includes the following, each of which accounted for more than $10,000 of our revenues in 2000:

       BMG North America                                 Microsoft
       Cube                                              Napster
       Duty Free Shops                                   Random House
       EMI Music Distribution                            Sony Electronics Inc.
       HMV                                               Sony UK
       Launch.com                                        Tower Records

   In 1998, SKM Group accounted for 34% of our total net revenues. In 1999, Adaptec, Super Stage and Liquid Audio Korea accounted for 31%, 30% and 12% of our total net revenues, respectively. In 2000, Liquid Audio Japan and Liquid Audio South East Asia through our strategic partner accounted for 42% and 11% of our total net revenues, respectively.

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

                                 Record Labels

--------------------------------------------------------------------------------

   Angel Records           Arista Records Inc.          Atlantic Records
   Blue Note Records       Capitol Records              Dreamworks Records
   Elektra Records         EMI Recorded Music           Epic Records
   Geffen Records          Giant/Revolution             GRP
   Hollywood Records       Interscope Records           Island Records/Def Jam
   Jive                    LaFace Records               Maverick Records
   MCA Records             Mercury Nashville            RCA Records
   Reprise Records         Rhino Records                Smithsonian Folkways
   Tommy Boy Records       TVT Records                  V2 Records
   Virgin                  Warner Music Group           Wind-up Entertainment
   Zomba Records Group


                               Recording Artists

------------------------------------------------------------------------------
   Aaron Neville           Al Jarreau                   Alanis Morissette
   A Perfect Circle        Beck                         Ben Harper
   Brian Setzer Orchestra  Britney Spears               Carlos Santana
   Creed                   Crosby, Stills, Nash & Young The Dave Matthews Band
   David Bowie             Duran Duran                  Elton John
   Emmylou Harris          Enya                         Everclear
   Faith Hill              Hanson                       (Hed) Planet Earth
   Herbie Hancock          Hole                         Jamie O'Neal
   Jimi Hendrix            Joni Mitchell                Kenny G
   Led Zeppelin            Lee Ann Womack               Lenny Kravitz
   Madonna                 matchbox twenty              Moby
   Natalie Merchant        Nelly Furtado                N'SYNCH
   Page/Plant              P.O.D.                       Sarah McLachlan
   Scorpions               Sinead O'Connor              Snoop Dog
   Tori Amos               XTC

Products and Services

   Our platform includes software products and services that enable the secure digital delivery and sale of recorded music over the Internet. Our products and services can be separated into three major areas: publishing and distribution, syndication and consumer delivery.

Publishing and Distribution

   Encoding Services. These services prepare music by artists and record companies for publishing. We use software tools to set rules by which the content can be used by consumers. Such software tools use security features, including digital rights management (DRM), encryption and watermarking, to provide copy protection. Our software tools also enable us to attach descriptive text, such as lyrics or album liner notes, graphics such as compact disc cover art, and copyright information to the music file. These are scalable services and we have developed an automated high capacity encoding production service that is currently able to encode up to approximately 20,000 individual sample sound recordings per day.

   Hosting Services. These services can store and serve digital music for recording artists and labels. Content owners can use our services to feature music links on their websites and promote and sell music. Since launching these services in December 1997, more than 10,800 artists have used our hosting services. These artists have made more than 140,000 songs available for downloading either through the Liquid Music Network or their own websites.

   Distribution Services. Content owners can leverage our distribution services to deliver music through a network of more than 1,000 affiliates that offer our music. They can also leverage these services to begin selling their music from their own website.

   Promotion Services. We provide promotional services that leverage the Internet to help build awareness of artists and increase consumer traffic to retail and music sites. Liquid Promotions include Internet advertisements, promotional Internet events such as Liquid Live performances and featured placement of artists' music on hundreds of websites.

   Clearinghouse Services. Through our multi-format clearinghouse, we can clear online financial transactions and manage rights reporting for music downloads that are protected by either the Liquid Audio or Windows Media DRM solutions. Our clearinghouse tracks streaming, downloading and purchase information and records it in tamper-resistant logs. This information is used for commerce management and to generate reports and invoices for the appropriate copyright owners.

   Music Meeting. Music Meeting is an Internet music auditioning service for radio stations. We have partnered with Radio & Records (R&R) to develop, promote and sell this service, which permits radio stations to retrieve promotional copies of new songs via real-time stream or secure digital download from the R&R ONLINE website. Using our digital music delivery software, Music Meeting allows a radio station program director to audition and download new music, organize new releases and get updates on a record's airplay progress via R&R's various music charts. This service began in January 2001.

Syndication

   Liquid Store. The Liquid Music Network, launched in July 1998, is a music distribution network of more than 1,000 affiliates including music-related and retail websites. We provide these music-related websites with the Liquid Store, a ready-made online music store, including its own shopping cart, through which consumers can preview, purchase and download digital recorded music from our catalog of content. Liquid Music Network affiliates simply sign up for the service and add hyperlinks to their home page to begin selling digital music.

   Retail Integration and Fulfillment System (RIFFS). Liquid Audio's RIFFS solution enables the sale of secure digital music through existing e-commerce websites. RIFFS enables online retailers to seamlessly sell our music catalog right alongside physical goods through their existing shopping carts. Participating retailers can merchandise and offer any of the music downloads we distribute. We host the music and transparently fulfill digital delivery to the consumer. Regular reports let websites track download and sales activity.

   Liquid Commerce. For websites that have a search engine but are not e-commerce enabled, we offer a pre-built online shopping cart that websites can use to custom brand and leverage to sell music. Websites can supplement their existing content with music from our catalog of content.

   Digital Music Kiosks. We provide retailers with the ability to digitally deliver music in brick-and-mortar stores using our platform through kiosks located in entertainment centers or other retail locations. These digital music kiosks let consumers preview and purchase custom compilations of songs and transfer them to a personalized compact disc right in the store. The first kiosk installation opened in Korea in October 1999. We have also sold kiosks to customers in the United States, United Kingdom, Austria, Japan and Singapore.

Consumer Delivery

   Liquid Player. Our Liquid Player is a consumer desktop software application that enables users to stream, download and purchase digital music. To enhance the consumer experience, our Liquid Player presents lyrics, liner notes and album art with the music. Once content is downloaded, our Liquid Player can be used to organize the content into playlists. Our Liquid Player can be easily customized with faceplates to tie into the logo and branding of our partners' websites and is available for both PC and Macintosh platforms. The product can be downloaded free of charge from our website and currently is distributed by the hundreds of websites in our Liquid Music Network. An enhanced version of the product, Liquid Player Plus, adds capabilities for transferring digital music to a recordable compact disc or outputting music to digital audio devices for later playback. Delivered in 2000, Liquid Player Plus is the first Secure Digital Music Initiative (SDMI) compliant digital music solution for original equipment manufacturers (OEMs) who license the product for a fee to bundle with their products, including digital audio devices, CD-R devices and personal computers. SDMI is sponsored by the Recording Industry Association of America
(RIAA) to develop an open standard for the secure digital delivery and use of recorded music.

   Plug-ins. To expand our consumer base, we integrate our music delivery system with those from several of our partners. We provide plug-in software for AOL WinAmp, RealNetworks RealPlayer and RealJukebox to enable consumers using these software products to preview and purchase content we distribute.

Technology

   We have developed a technology platform and systems infrastructure that is designed to optimize the digital delivery of music. Our platform is based on four principal technology layers: component technologies, system technologies, network services and content syndication. We have developed and deployed technology in all of these layers to provide specific advantages for our music delivery products and services. We have invested significant amounts toward research and development to date. Our expenses in this area totaled approximately $4.1 million, $11.7 million and $22.9 million in 1998, 1999 and 2000, respectively.

   Component Technologies. Our platform begins with component technologies, which include digital rights management, portable device platform, multi-format distribution container, watermarking and audio compression.

  . Digital Rights Management (DRM). Our DRM solution protects content delivered online through a digital identification and rights reporting system. Consumers can use our FastTrack Security technology to enjoy secure music on one computer or use our Liquid Passport to move their music to multiple machines while still providing anti-piracy protections.

  . Consumer Electronics Technology. Our Secure Portable Player Platform
    (SP3) provides content management and protection technology for consumer electronic devices. We have developed specific technologies to enable music to be securely copied to portable digital audio devices. The SP3 system also provides a technology interface that facilitates compatibility with other digital rights management systems.

  . Multi-Format Distribution Container. We have developed a master media container that facilitates the delivery of media through our system. This container structure is designed to permit extension to other media types, such as third-party formats or video. The container is optimized for music distribution and includes multiple images that can be used to preview and purchase media content in multiple formats including Liquid Audio, MP3 and soon, Windows Media, and at multiple resolutions. The multi-format nature of the container also facilitates compatibility across systems. This container also facilitates the real-time insertion of information such advertising and promotions.

  . Watermarking. Watermarking embeds indelible and inaudible digital information into the audio waveform. We have developed our own watermarking technology that is specifically designed to operate in conjunction with compression technologies. The embedded information is useful for identifying and tracking audio usage and cannot be removed without destroying the recorded music.

  . Audio Compression. Audio compression reduces the bandwidth required to stream and download music over network connections. Our format-neutral music distribution system supports the delivery of music using several leading compression technologies: Dolby Digital AC-3, AAC, Sony ATRAC3, MS-Audio and MP3. We have developed a version of Dolby Digital technology (AC-3) that is optimized for online music distribution. We have also added extensions to the AAC audio compression technology that further improve audio quality. In addition, we have developed an exclusive, proprietary lossless compression algorithm that is useful for professional audio applications.

   System Technologies. Our system technologies build on top of the base features provided through our component technologies to enable our digital music delivery services.

  . Liquid Server. Our Liquid Server software is the heart of our platform and manages and delivers encoded music files for streaming or downloading. We have built transaction, security and copyright management functionality into the Liquid Server. We have integrated this software with a variety of e-commerce and database software applications so that a large volume of digital music and associated information can be securely sold or distributed through the Internet.

  . Territory Restrictions. We have been awarded a patent by the U.S. Patent
    Office for the territory restrictions capabilities in our platform. This technology identifies the approximate geographic location of consumers. We use this technology to enforce rules for content access related to territory. This enforcement is necessary since complex worldwide music licensing arrangements often preclude the sale of some content in specific territories.

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

  . Secure Protocols. We have created secure protocols for communication between all parts of the system. Secure communications are necessary to prevent theft of content as it moves through the system. Secure links exist between the Liquid Server and content creation tools for publishing, the server and Liquid Player for consumer downloading, and the server and clearinghouse for transaction reporting.

  . Device Interfaces. We have developed SP3, which provides a set of security interfaces and techniques for secure digital audio devices. SP3 is an open specification for use by many device manufacturers. SP3 is consistent with the goals of the SDMI and is in use by several leading device manufactures.

   Network Services and Content Syndication. The implementation of our component and system technologies enables us to provide our network services and content syndication offerings. Our network services are driven out of the Liquid Operations Center, which operates primarily as a processing, security, copyright management and rights reporting center. Our content syndication services encompass RIFFS, the Liquid Store and kiosks.

   We believe that our technology architecture and our advanced stage of development and deployment provide distinct competitive advantages. We are currently developing the sixth generation of our digital music delivery products. The advantages of our technology are summarized below:

  . Content Distribution Technology. We have developed systems and technology to manage the distribution of content to online merchants such as retailers and service providers. This distribution technology automates and controls the terms for which content is made available to consumers via online retailers and service providers. This system also provides distribution tracking that facilitates customer support for online merchants.

  . Automated Encoding, Publication and Content Management. We have created technologies that improve the efficiency of online music distribution and reduce operating costs. Our content encoding system allows us to format large amounts of quality audio content for online use in a timely and cost effective manner. We also have developed a content management system that automates the services that are necessary for content creators to publish and manage their content. We have also developed database technology that permits us to manage the large volume of content in our distribution system.

  . Open Technical Architecture. An open system design is important because standard formats are not yet available for online music distribution. Our technology has been designed to provide an open and flexible solution that can adapt to many competing compression technologies and formats, including Sony ATRAC3, MP3 and soon, Microsoft Windows Media, as well as future changes that may occur in digital music distribution. Our open system design allows the integration of new technologies while maintaining compatibility with existing content. In addition, our flexible architecture allows us to continue to integrate technologies such as audio compression and audio watermarking as they continue to improve in the future.

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

  . Superior Audio Quality. We believe consumers will pay for quality music, and we believe that we have consistently provided superior audio quality for digital music. We employ specific techniques and optimize industry algorithms to improve sound quality. We believe that our use of standardized compression algorithms such as AAC, MP3 and soon, Windows Media, provides greater compatibility than proprietary audio compression solutions.

Sales and Marketing

   Our sales and marketing efforts are principally concentrated on selling our products and services, developing complementary business opportunities, aggregating digital music recordings for syndication and sale, and broadening our content syndication reach by expanding the number and geographic reach of music and retail websites in our Liquid Music Network. We sell our products and services to artists, record companies, websites and online retailers through a 62-person sales and marketing organization. These employees are located in Redwood City, Los Angeles, New York and London. Our software products and services are also bundled and distributed by third-party manufacturers of various computer hardware and software products.

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

   We currently have 17 patents pending in the United States and four patents pending in other countries relating to our product architecture and technology and hold seven patents. Those patents expire between October 2015 and October 2018. We have had claims allowed on two of our patent applications. Any pending or future patent applications may not be granted, existing or future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that has issued or any patent that may issue may not provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need either to obtain a license or to design around the patent. We may not be able to obtain a required license on acceptable terms, if at all, or to design around the patent. See "Legal Proceedings."

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

   Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from distributing certain products and services. These claims could harm our business. We also rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products and services, to perform key functions. Third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these technologies could harm our business. Moreover, although we are generally indemnified against claims that third-party technology infringes the proprietary rights of others, this indemnification may be unavailable for all types of intellectual property rights, for example, patents may be excluded, and in some cases the scope of indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. Infringement or invalidity claims may arise from the incorporation of third-party technology, and our customers may make claims for indemnification. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product and service redevelopment costs and delays, all of which could harm our business. Sightsound, Inc. and Intouch Group, Inc. have recently claimed that our products infringe their patent rights. See "Legal Proceedings."

Competition

   Competition among companies in the business of delivering digital music over the Internet is intense. We compete against a number of technology companies that are offering or plan to offer products, services or technologies for the delivery of digital music over the Internet. The number of websites competing for the attention and spending of consumers and advertisers has increased, and we expect it to continue to increase. We may also compete with consumer electronics companies as they begin to market Internet music player devices. New or current competitors may emerge that are more successful than us. See "Company Risk Factors--The Market for Digital Delivery of Music Over the Internet is Highly Competitive, and if We Cannot Compete Effectively, Our Revenues Might Decline."

   We compete with providers of infrastructure technology, products and services such as Preview Systems, SuperTracks and Loudeye Technologies, and aggregators of digital music content for delivery over the Internet and kiosks such as eMusic, Amplified.com and RedDot.net.

   We believe that the primary competitive factors in our market are the following:

  . price and cost of products and services;

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

   We believe our products and services offer significant advantages over those of our competitors:

  . our music catalog features over 10,800 artists and 1,200 individual record labels. We believe that we offer more artists and more labels than most digital music distribution services;

  . through our Liquid Music Network, we believe we have the potential to reach more music consumers than other digital music delivery solutions;

  . our platform offers better copy protection and copyright management than Windows Media or MP3-based solutions;

  . our open architecture will allow us to adapt to changing component technologies; and

  . the fidelity and sound quality of music encoded by our products and services are superior to competitive systems due to optimizations we perform on audio compression technologies used in our products and services.

   Additionally, music community websites, such as Napster and MP3.com, may attract consumers who want to download music from the Internet. These websites compete directly with our affiliates. To the extent that consumers download digital music from these websites rather than from our affiliates, our business may be harmed. Additionally, some of these music community websites are developing business models that compete directly with us, whereby they will also provide infrastructure technology and aggregate digital music content for delivery over the Internet. To the extent that retailers choose such websites for the distribution technology and aggregated content rather than ours, our business may be harmed. Finally, there are other companies, such as IBM, Microsoft, RealNetworks and InterTrust Technologies Corporation, that provide component software technologies that facilitate the digital delivery of goods over the Internet, including music. To the extent that the market standardizes on these technologies and we are unable to incorporate these components into our music delivery services, our business may be harmed.

Employees

   As of December 31, 2000, we had 218 full-time employees, including 62 in sales and marketing, 86 in research and development, 37 in general and administrative and 33 in operations. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

   Our accumulated deficit as of December 31, 2000 was approximately $73.9 million. We had net losses of approximately $24.2 million and $33.7 million in 1999 and 2000, respectively. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fluctuations in Our Quarterly Revenues and Operating Results Might Lead to Reduced Prices for Our Stock

   Our quarterly results of operations have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have caused our results to fluctuate in the past and that are likely to affect us in the future include the following:

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

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

   Several of our significant customers, including our international partners Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of December 31, 2000, 60% and 96% of our trade accounts receivable and receivables from related parties, respectively, or $789,000 and $1.2 million, respectively, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our business might be harmed.

If Our Relationships with Our International Partners Terminate, Our Revenues Might Decline

   We derive a portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Korea, Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. These relationships vary in size and scope. If one of these relationships does not generate a similar amount of revenue in subsequent periods or if a party is unable to make its scheduled payments to us, then our business could be harmed. Furthermore, the commercial terms for these relationships could cause our revenues to vary from period-to-period, which might result in unpredictability of our revenues.

Our Revenues Would Be Negatively Effected by the Loss of a Significant Customer

   We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for 1999 and 2000 represented approximately 86% and 78%, respectively, of our total net revenues. The loss of any significant customer or any significant reduction of total net revenues generated by significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

   The primary forms of intellectual property protection for our products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis. To date, we have applied for four patents outside the United States. Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized countries such as China and Brazil for inadequate intellectual property protection. If our intellectual property is infringed in any country without a high level of intellectual property protection, our business could be harmed.

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

   From time to time, we receive letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their patent rights. Such claims may result in our being involved in litigation. Although we do not believe we infringe the proprietary rights of any party, we cannot assure you that parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might harm our business. See "Legal Proceedings."

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

  . the number, quality and variety of digital recordings available for purchase through our system relative to those available through other online digital delivery companies, digital music websites, music swapping or sharing websites or through traditional physical delivery of recordings;

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

   Competition is likely to increase as new companies enter the market and current competitors expand their products and services or merge with other competitors. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

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

   See "Business--Competition."

New Competitors Could Enter the Industry with Alternative Business Models, Which, if Successful, Could Harm Our Business

   New companies may enter our market with alternative business models. For example, companies may provide free music downloading from a website, earning revenues on an advertising or subscription basis. This model could be more attractive to consumers. If we are unable to compete with such companies or adapt our business model, products or services to a more consumer-favorable model, our business could be harmed.

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

   As the online medium continues to evolve, we plan to leverage our technology by introducing complementary products and services as additional sources of revenue. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, we will continue to devote significant resources to the development of digital music delivery services, as well as our software licensing business. If we fail to develop these or other businesses successfully, our business would be harmed.

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

   We have taken steps to prevent these claims. For example, we have arrangements with companies that use our hosting services that will allow us to delete potentially infringing or misappropriating materials quickly and securely. We also have put into place indemnification agreements with music content providers, where practicable. Under the Digital Millennium Copyright Act of 1999, Internet service providers are insulated from several types of these claims, upon compliance with the requirement that they appoint an agent to receive claims relating to their service, and we have appointed an agent.

System Failures or Delays Might Harm Our Business

   Our operations depend on our ability to protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our corporate headquarters are located in northern California. California is currently experiencing power outages due to a shortage in the supply of power within the state. Although we maintain a comprehensive disaster recovery plan, if the power outages increase in severity, they could disrupt our operations. Interruptions or slowdowns in our services have resulted from the failure of our telecommunications providers to supply the necessary data communications capacity in the time frame we required, as well as from deliberate acts. Despite precautions we have taken, unanticipated problems affecting our systems could in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our software or hardware due to an increase in the volume of products and services delivered through our servers. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies, and our business might be harmed.

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

   We have entered into individual agreements in Japan, Korea, greater China and south east Asia, and we may enter into similar arrangements in the future in other countries. We also established a wholly-owned subsidiary in the United Kingdom. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

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

ITEM 2. PROPERTIES

   Our headquarters are located in 11,400 square feet of leased office space in Redwood City, California. The lease term extends to April 14, 2002 with a three-year renewal, at our option. We lease an office suite near our headquarters in Redwood City on a month-to-month basis, for additional office space and storage needs. We lease an additional 18,200 square feet of office space near our headquarters. The lease term for this additional space extends to November 15, 2002 with two five-year renewals, at our option. We lease an additional 26,800 square feet of office space near our headquarters. The lease term for this additional space extends to August 31, 2002 with a three-year renewal, at our option.

ITEM 3. LEGAL PROCEEDINGS

   In February 2000, Sightsound, Inc. notified one of our customers that it intended to add the customer as a party to a pending patent litigation in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The litigation alleges infringement of unspecified claims of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Damages have not been specified. Our customer has agreed to be added to the case, subject to a revision in the trial schedule. Our customer has requested indemnification, including defense costs, from us, based upon the terms of our contract with them. Based on this request, we are negotiating an agreement with our customer under which we would (i) assume control of the defense, (ii) pay the expenses of the defense and (iii) reserve certain rights as to indemnification. During negotiation of this agreement we have agreed to assume the costs of the defense for our customer. These costs could be significant. There is no assurance that we will enter into this agreement. If we do not reach an agreement with our customer and the defense is not successful, our customer might seek full indemnification from us for the damages, if any. There can be no assurance regarding the outcome of the litigation. If there is a finding of infringement, we may be required to indemnify our customer as to the full amount of the damages.

   On March 31, 2000, Intouch Group, Inc. (Intouch) filed a lawsuit against us in the Northern District of California alleging patent infringement. On April 26, 2000, Intouch filed an amended complaint, which was served on us shortly thereafter. The complaint names us and Amazon.com International, Inc., Listen.com, Inc., Entertaindom LLC, Discovermusic.com, Inc. and Muze, Inc. It alleges that we infringe or induce infringement of, the claims of United States Patent Nos. 5,237,157 and 5,963,916 by operating a website and/or a kiosk that allows interactive previewing of portions of pre-recorded music products. The complaint seeks unspecified damages and injunctive relief. On May 30, 2000, we filed our answer to Intouch's first amended complaint. The action is currently in discovery, and the trial date has been set for January 11, 2002. We believe that we have meritorious defenses to Intouch's claims and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits. If there is a finding of infringement, we might be required to pay substantial damages to Intouch and could be enjoined from selling any of our products or services that are held to infringe Intouch's patents unless and until we are able to negotiate a license from them.

   On August 14, 2000, a former employee filed a charge of discrimination with the California Department of Fair Employment and Housing against us, and several of our employees and former employees. The charge alleges sexual harassment and unlawful retaliation. We believe, after consultation with counsel, that these claims are without merit, and we intend to defend ourselves vigorously. However, should a lawsuit be filed and decided adversely to us, we may have to pay damages.

   From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "LQID" since July 8, 1999. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
     Year Ended December 31, 1999
       Third Quarter (since July 8, 1999)........................ $40.44 $20.88
       Fourth Quarter............................................  45.13  26.25
     Year Ended December 31, 2000
       First Quarter.............................................  34.06  13.25
       Second Quarter............................................  19.00   6.69
       Third Quarter.............................................  14.50   4.25
       Fourth Quarter............................................   6.00   2.16

   The closing price per share of the common stock at March 15, 2001 was $2.13. As of February 28, 2001, there were approximately 131 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

  1. In February 2000, we issued 1,426 shares of common stock to a record label upon the exercise of a warrant to purchase common stock. The shares were purchased using the warrant's net exercise provision. Accordingly, we did not receive any cash upon exercise of the warrant; the shares were purchased by the acceptance of a lesser number of shares in exchange for not having to pay the exercise price.

  2. In April 2000, we issued 4,072 shares of common stock to a former consultant in consideration for the purchase of certain intellectual property.

  3. In April 2000, we issued 30,000 shares of common stock to another former consultant in connection with a legal settlement.

  4. In May 2000, we issued 25,156 shares of common stock to an online retailer upon the exercise of a warrant to purchase common stock. The shares were purchased using the warrant's net exercise provision in the same manner described in item 1 above.

  5. In July 2000, we issued 150,000 shares of common stock to a major record label in exchange for a letter agreement to promote the distribution of digital music over the Internet using our technology.

  6. In December 2000, we issued 50,000 shares of common stock and a warrant to purchase up to an additional 233,300 shares of common stock to another major record label in connection with an agreement to distribute its music through kiosks.

   No underwriters were employed in connection with any of the transactions set forth above.

   The issuances of securities described in items 1, 2, 4, 5 and 6 were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. The issuance of securities described in item 3 was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(10) of the Securities Act, as a transaction involving an exempt security in which the terms and conditions of the issuance were approved, after a hearing upon the fairness of such terms and conditions, by a court. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                        Period From
                                                                        January 30,
                                                                            1996
                                                                        (inception)
                                   Year Ended December 31,                Through
                          --------------------------------------------  December 31,
                             2000        1999       1998       1997         1996
                          ----------  ----------  ---------  ---------  ------------
                             (in thousands, except share and per share data)
Statement of Operations
 Data:
Net revenues:
 License................  $    1,284  $    1,537  $   1,235  $     246    $    --
 Services...............       2,977         733        268         10         --
 Business development
  (related party).......       7,307       2,137      1,300         --         --
                          ----------  ----------  ---------  ---------    -------
  Total net revenues....      11,568       4,407      2,803        256         --
                          ----------  ----------  ---------  ---------    -------
Cost of net revenues:
 License................         290         235        310        302         --
 Services...............       2,722       1,122        242         91         --
 Business development
  (related party).......          75          79          2         --         --
 Non-cash cost of
  revenues..............          28          25         36         15         --
                          ----------  ----------  ---------  ---------    -------
  Total cost of net
   revenues.............       3,115       1,461        590        408         --
                          ----------  ----------  ---------  ---------    -------
Gross profit (loss).....       8,453       2,946      2,213       (152)        --
                          ----------  ----------  ---------  ---------    -------
Operating expenses:
 Sales and marketing....      17,114      10,217      4,035      2,820        237
 Non-cash sales and
  marketing.............         314         783        741        304          8
 Research and
  development...........      22,917      11,706      4,109      1,880        692
 Non-cash research and
  development...........          80         371        210        127         23
 General and
  administrative........       7,131       2,770      1,642        898        327
 Non-cash general and
  administrative........          13         190        254         88         --
 Strategic marketing-
  equity instruments....       1,935       3,130         --         --         --
                          ----------  ----------  ---------  ---------    -------
  Total operating
   expenses.............      49,504      29,167     10,991      6,117      1,287
                          ----------  ----------  ---------  ---------    -------
Loss from operations....     (41,051)    (26,221)    (8,778)    (6,269)    (1,287)
Other income (expense),
 net....................       8,236       2,015        239         53         23
Equity in net loss of
 investment.............        (870)         --         --         --         --
                          ----------  ----------  ---------  ---------    -------
Net loss................  $  (33,685) $  (24,206) $  (8,539) $  (6,216)   $(1,264)
                          ==========  ==========  =========  =========    =======
Net loss per share:
 Basic and diluted......  $    (1.52) $    (2.28) $   (3.60) $   (4.95)   $(14.93)
 Weighted average
  shares................  22,133,403  10,615,566  2,370,564  1,256,114     84,635

                                               December 31,
                          ----------------------------------------------------------
                             2000        1999       1998       1997         1996
                          ----------  ----------  ---------  ---------  ------------
                                              (in thousands)
Balance Sheet Data:
Cash and cash
 equivalents............  $   96,398  $  138,692  $  14,143  $   2,387    $   864
Short-term investments..      27,378      19,157      3,001         --         --
Working capital.........     119,089     152,030     15,060        858        660
Total assets............     138,210     166,109     19,913      3,275      1,086
Long-term debt, less
 current portion........         564       1,321        969        218        103
Mandatorily redeemable
 convertible preferred
 stock..................          --          --     29,801      8,247      2,001
Total stockholders'
 equity (deficit).......     128,674     157,745    (14,133)    (6,879)    (1,228)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth in the "Risk Factors" section.

Overview

   We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music using our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (LMN), a syndicated network that currently links over 1,000 affiliated music-related and music retailer websites.

   In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include hosting service fees and sales of digital recorded music. Revenues from digital music sales and transaction fees from our music delivery services represented less than 6% of total net revenues in 2000 and less than 1% of total net revenues in 1999 and 1998. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

   To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence (VSOE) of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." When VSOE of fair value does not exist for the undelivered elements, we recognize the total fee from a business development contract ratably over the term of the contract. We also license our software products to record companies, artists and websites. Software license revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists are recognized over the service period, typically one year. We intend to increase our services revenues by significantly expanding our hosting and music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services. We bear full credit risk with respect to substantially all sales.

   Business development revenues as a percentage of total net revenues were 63%, 48% and 46% in 2000, 1999 and 1998, respectively. Liquid Audio Korea (LAK) stopped making its contractual payments as scheduled. LAK is undergoing a recapitalization through the addition of new investment partners so that it can continue making its payments to us. Until such time contractual payments are resumed, we are deferring recognition of revenue from LAK. In late 2000, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner did not make their contractual payments as scheduled. We are pursuing collection for the missed payments. No revenue will be recognized until payments are on schedule.

   In 2000, approximately 53% of total net revenues came from sales to two customers, Liquid Audio Japan and Liquid Audio South East Asia through our strategic partner. In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. In 1998, approximately 34% of total net revenues came from sales to one customer, SKM Group. International revenues represented approximately 69%, 49% and 65% of total net revenues in 2000, 1999 and 1998, respectively. We expect international revenues will continue to represent a significant portion of our total net revenues.

   We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of December 31, 2000 we had an accumulated deficit of approximately $73.9 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

                             Results of Operations

   The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
Net revenues:
  License..................................................   11 %   35 %   44 %
  Services.................................................   26     17     10
  Business development (related party).....................   63     48     46
                                                            ----   ----   ----
    Total net revenues.....................................  100    100    100
                                                            ----   ----   ----
Cost of net revenues:
  License..................................................    3      5     11
  Services.................................................   23     25      9
  Business development (related party).....................    1      2     --
  Non-cash cost of revenues................................   --      1      1
                                                            ----   ----   ----
    Total cost of net revenues.............................   27     33     21
                                                            ----   ----   ----
Gross profit...............................................   73     67     79
                                                            ----   ----   ----
Operating expenses:
  Sales and marketing......................................  148    232    144
  Non-cash sales and marketing.............................    2     18     26
  Research and development.................................  198    266    146
  Non-cash research and development........................    1      8      8
  General and administrative...............................   62     63     59
  Non-cash general and administrative......................   --      4      9
  Strategic marketing-equity instruments...................   17     71     --
                                                            ----   ----   ----
    Total operating expenses...............................  428    662    392
                                                            ----   ----   ----
Loss from operations....................................... (355)  (596)  (313)
Other income (expense), net................................   72     47      8
Equity in net loss of investment...........................   (8)    --     --
                                                            ----   ----   ----
Net loss................................................... (291)% (549)% (305)%
                                                            ====   ====   ====

Years Ended December 30, 2000, 1999 and 1998

Total Net Revenues

   Total net revenues increased 162% to $11.6 million in 2000 from $4.4 million in 1999. Total net revenues increased 57% in 1999 from $2.8 million in 1998.

   License. License revenues decreased 16% to $1.3 million in 2000 from $1.5 million in 1999. License revenues increased 24% in 1999 from $1.2 million in 1998. The decrease in 2000 and increase in 1999 relates principally to Liquid Player license fees received under an agreement with a customer. Under this agreement, we received $1.5 million in license fees over a 14-month period. These fees were recognized as license revenue over the license period, which ended on December 31, 1999. The decrease in 2000 from Liquid Player license fees were partially offset by an increase in license fees related to digital music kiosk sales. Due to our shift in marketing emphasis from software licensing to digital music delivery services, however, revenues from licensing of our Liquifier Pro and Liquid Server software decreased in 1999 from 1998, which partially offset the increase in Liquid Player revenues described above.

   Services. Services revenues increased 306% to $3.0 million in 2000 from $733,000 in 1999. Services revenues increased 174% in 1999 from $268,000 in 1998. The increase in 2000 was due to increases in encoding services, kiosk-related equipment and services, digital music and transaction fees from our music delivery services and promotion and advertising services. The increase in 1999 was due to increased maintenance and hosting fees and the addition to revenues from promotion and advertising services, sample music clips service and music sales.

   Business Development (Related Party). Business development revenues increased 242% to $7.3 million in 2000 from $2.1 million in 1999. Business development revenues increased 64% in 1999 from $1.3 million in 1998. Total business development revenues are summarized as follows (in thousands):

                                                                Year Ended
                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Liquid Audio Japan and strategic partner............... $5,047 $1,105 $  250
   Liquid Audio South East Asia and strategic partner.....  1,261     --     --
   Liquid Audio Greater China and strategic partner.......    705    500     --
   Liquid Audio Korea and strategic partner...............    294    532  1,050
                                                           ------ ------ ------
                                                           $7,307 $2,137 $1,300
                                                           ====== ====== ======

   Of the total fees earned from Liquid Audio Japan and strategic partner, $4.9 million and $272,000 were earned from Liquid Audio Japan and relate to software licensing and maintenance fees in 2000 and 1999, respectively, and $167,000 and $833,000 were earned from our strategic partner in Liquid Audio Japan in 2000 and 1999, respectively, and relate to a non-refundable service fee of $1.0 million received in March 1999 and recognized ratably over the one-year term of the service agreement. The fee of $250,000 earned from our strategic partner in Liquid Audio Japan in 1998 relates to consulting services. The total fee of $1.3 million and $705,000 earned in 2000 from Liquid Audio South East Asia through our strategic partner and Liquid Audio Greater China, respectively, consist of software licensing and maintenance fees. The total fee of $500,000 earned from our strategic partner in Liquid Audio Greater China in 1999 relates to a service fee to develop a local business in Taiwan and Hong Kong. The total fee of $294,000 and $532,000 earned from Liquid Audio Korea in 2000 and 1999, respectively, consist primarily of software licensing and maintenance fees. Of the $1.1 million earned from our strategic partner in Liquid Audio Korea in 1998, $950,000 relates to service fees earned under two separate agreements and $100,000 relates to software licensing fees. In 1998, we recognized our proportionate share (40%) of losses recorded by Liquid Audio Korea. Our share of the equity losses amounted to $400,000, which equaled our total investment in Liquid Audio Korea. These equity losses were offset against the revenue earned in 1998 from our strategic partner in Korea to more clearly reflect the substance of the business development transactions with our strategic partner.

Total Cost of Net Revenues

   Our gross profit increased to approximately 73% of total net revenues in 2000 from 67% in 1999. Our gross profit decreased to approximately 67% of total net revenues in 1999 from 79% in 1998. Total cost of net revenues increased 113% to $3.1 million in 2000 from $1.5 million in 1999. Total cost of net revenues increased 148% in 1999 from $590,000 in 1998.

   License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 23% to $290,000 in 2000 from $235,000 in 1999. Cost of license revenues decreased 24% in 1999 from $310,000 in 1998. Cost of license revenues increased in 2000 due to the addition of certain technology licenses. Cost of license revenues decreased in 1999 due to product mix differences and the cancellation of certain technology licenses.

   Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues increased 143% to $2.7 million in 2000 from $1.1 million in 1999. Cost of services revenues increased 364% in 1999 from $242,000 in 1998. The increases in cost of services revenues were due primarily to the addition of encoding and customer service personnel. Additionally, 2000 included the addition of professional services personnel and kiosk-related equipment.

   Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $75,000, $79,000 and $2,000 in 2000, 1999 and 1998, respectively.

   Non-Cash Cost of Revenues. Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and are being recognized ratably over the initial one-year term of the agreement; as a result, $14,000 was recognized as non-cash cost of revenues. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current market data. At December 31, 2000, the 77,768 shares under this warrant were valued at $156,000, of which $12,000 was recognized as non-cash cost of revenues. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of our common stock upon BMG renewing the agreement at each renewal date. Stock compensation expense for customer service, encoding and professional services personnel were $2,000, $25,000 and $36,000 in 2000, 1999 and 1998, respectively. We expect quarterly amortization related to these options to be less than $1,000 per quarter during 2001 and annual amortization to be approximately $1,000 in 2002. These future compensation charges would be reduced if any customer service, encoding or professional services employee terminates employment prior to the expiration of the employee's option vesting period.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 68% to $17.1 million in 2000 from $10.2 million in 1999. Sales and marketing expenses increased 153% in 1999 from $4.0 million in 1998. These increases were primarily due to increases in the number of sales and marketing personnel and advertising and promotional programs. We expect that sales and marketing expenses will remain at or decline from levels of the fourth quarter of 2000.

   Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 96% to $22.9 million in 2000 from $11.7 million in 1999. Research and development expenses increased 185% in 1999 from $4.1 million in 1998. These increases were primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will remain at or decline from levels of the fourth quarter of 2000.

   General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 157% to $7.1 million in 2000 from $2.8 million in 1999. General and administrative expenses increased 69% in 1999 from $1.6 million in 1998. These increases were primarily due to increases in the number of personnel and outside contractors needed to support the growth of our business and professional fees. The 2000 period includes legal fees related to patent infringement claims against us and a non-cash charge of $354,000 related to the issuance of common stock in the settlement of a lawsuit with a former consultant. General and administrative expenses declined as a percentage of total net revenues. We expect that general and administrative expenses will remain at or decline from levels of the fourth quarter of 2000.

   Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-
18. Strategic marketing-equity instruments expense was $1.9 million and $3.1 million in 2000 and 1999, respectively. No strategic marketing-equity instruments expense was recorded in 1998. In 1999, $1.1 million relates to 100,000 shares of common stock issued to Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine MP3 formats, and $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them. In June 1999, we signed an advertising agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $843,000 and $1.2 million was recognized as strategic marketing-equity instruments expense in 2000 and 1999, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current market data. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current market data. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In 1999, $330,000 and $426,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. In July 2000, we signed an agreement with Virgin to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and are being recognized ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in 2000.

   Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to

December 31, 2000 was $4.3 million. We recognized $407,000, $1.3 million and $1.2 million of stock compensation expense for 2000, 1999 and 1998, respectively. We expect quarterly amortization related to those options to be between $77,000 and $43,000 per quarter during 2001 and annual amortization to be approximately $81,000 during 2002. These future compensation charges would be reduced if any sales and marketing, research and development and general and administrative employee terminates employment prior to the expiration of the employee's option vesting period.

   Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income increased to $8.8 million in 2000 from $2.3 million in 1999, and increased in 1999 from $379,000 in 1998. The increases were primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

   Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense declined to $144,000 in 2000 from $193,000 in 1999, and increased in 1999 from $140,000 in 1998. The decline in 2000 is due to several capital leases expiring during the period. The increases in 1999 and 1998 were primarily due to interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during each year, and borrowings under short-term loan agreements in 1998.

   Other income (expense), net of $429,000 in 2000 consists primarily of the write-off of loans receivable from Liquid Audio Korea.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2000, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At December 31, 2000, we have approximately $123.8 million of cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $26.8 million, $14.8 million and $5.8 million in 2000, 1999 and 1998, respectively. Net cash used for operating activities in 2000 was primarily the result of net losses from operations, depreciation and amortization of $3.4 million, amortization of unearned compensation of $409,000, strategic marketing-equity instruments charges of $1.9 million, an increase in the allowance for doubtful accounts and sales returns reserve by $315,000, notes receivable write-off of $470,000, equity investment losses of $870,000, other charges of $(47,000) and a net decrease in working capital items by $949,000. The net decrease in working capital items include an increase in accounts receivable by $2.2 million, increase in other assets by $878,000, increase in accounts payable by $1.4 million, increase in accrued expenses and other liabilities by $909,000 and a decrease in deferred revenue by $145,000. Net cash used for operating activities in 1999 was primarily the result of net losses from operations, depreciation and amortization of $1.1 million, amortization of unearned compensation of $1.4 million, strategic marketing-equity instruments charges of $3.1 million, an increase in the allowance for doubtful accounts and sales returns reserve by $101,000, equity investment losses of $378,000, other charges of $63,000 and a net decrease in working capital items by $3.3 million. The net decrease in working capital items include a decrease in accounts receivable by $190,000, increase in other assets by $474,000, increase in accounts payable by $1.2 million, increase in accrued expenses and other liabilities by $1.9 million and an increase in deferred revenue by $395,000. Net cash used for operating activities in 1998 was primarily the result of net losses from operations, depreciation and amortization of $451,000, amortization of unearned compensation of $1.2 million, an increase in the allowance for doubtful accounts and sales returns reserve by $263,000, equity investment losses of $400,000, and a net decrease in working capital items by $369,000. The net decrease in working capital items include an increase in accounts receivable by $1.1 million, increase in other assets by $191,000, increase in accounts payable by $397,000, increase in accrued expenses and other liabilities by $206,000 and an increase in deferred revenue by $1.1 million.

   Net cash used in investing activities was $15.7 million, $20.5 million and $4.4 million in 2000, 1999 and 1998, respectively. The net cash used in investing activities was due primarily to the acquisition of property and equipment of $7.4 million, $4.5 million and $982,000 in 2000, 1999 and 1998, respectively. We purchased short terms investments totaling $8.2 million, $16.1 million and $3.0 million, net in 2000, 1999 and 1998, respectively. In 1998, an investment of $400,000 in LAK was made.

   Net cash provided by financing activities was $268,000, $159.9 million and $21.9 million in 2000, 1999 and 1998, respectively. The net cash provided by financing activities in 2000 was due primarily to proceeds from sales of our common stock under the employee stock purchase plan, offset by payments of $588,000 made under our equipment loan and $195,000 under capital leases. The net cash provided by financing activities in 1999 was due primarily to the proceeds from our initial and follow-on public offerings of common stock. The net cash provided by financing activities in 1998 was due primarily to the proceeds from the private sales of our preferred stock.

   We had a bank revolving line of credit for up to $1.0 million based on 80% of eligible accounts receivable that expired on November 15, 1999. As of December 31, 1999, we had no borrowings under the revolving line of credit. We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25% (9.75% at December 31, 2000). Borrowings under the equipment loan facility are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through December 31, 2000. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of December 31, 2000, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $2.7 million as of December 31, 2000 and are payable in monthly installments through 2005, and a strategic related partner note in the amount of $393,000 that was issued in the three months ended March 31, 1999. The strategic related partner note payable was issued to an entity affiliated with our Japanese strategic partner and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate (approximately 2.6% at December 31, 2000). The principal is due on December 31, 2003, with quarterly interest payments.

   In 1999, we recorded an impairment loss of $378,000 related to our investment in Liquid Audio Japan (LAJ), and in 1998 we recorded equity losses of $400,000 related to our investment in Liquid Audio Korea. In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company's ownership in LAJ reducing to 6.92%. Accordingly, we booked an investment in LAJ of $2.0 million, which was recorded as additional paid in capital, to reflect the increase in the our share of LAJ's net assets. Our ownership was further reduced to 6.81% during 2000 due to an increase in LAJ's total outstanding shares. The investment is being accounted for using the equity method since we have the ability to exercise significant influence, and is valued at $1.1 million and $2.0 million at December 31, 2000 and 1999, respectively. The fair value of our ownership in LAJ, based on the quoted trading price, was approximately $2.6 million and $63.4 million at December 31, 2000 and 1999, respectively. Although high risk in nature, we believe that these types of investments outside of the United States are important to establish a complementary international distribution infrastructure. In Japan, we have partnered with local partners to have Liquid Audio Japan exclusively resell and distribute a Japanese version of our software technology and to develop business services that enable the digital delivery of music in the local market. In Korea, we have partnered with a local partner to have Liquid Audio Korea focus on kiosk-based retail applications of our technology. These applications are intended to allow consumers to preview and purchase compact discs and other transportable media from retail entertainment centers. Liquid Audio Korea released these kiosks in the first retail entertainment center in October 1999. In Taiwan and Hong Kong, we partnered with a local partner to have Liquid Audio Greater

China exclusively resell and distribute our software technology and to develop business services that enable the digital delivery of music in the local markets. In south east Asia, we partnered with a local partner to have Liquid Audio South East Asia exclusively resell and distribute and distribute our software technology and to develop business services that enable the digital delivery of music in the Singapore, Thailand, Malaysia, Indonesia, Philippines, Australia and New Zealand markets.

   Although we have no material commitments for capital expenditures or strategic investments, we anticipate a decline in the rate of capital expenditures. We may also use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

   We believe that our existing cash and cash equivalents and financing available under lease agreements will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, although we may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be reported on the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. We will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001. We do not believe that the pronouncement will have a material impact on our financial position or results of operations as currently conducted.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. Adopting SAB 101 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2000, we had an investment portfolio of cash, money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments, of $123.8 million. We had a related party loan outstanding at December 31, 2000 of $393,000, which was denominated in Japanese yen and bore interest at 2.6%. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the related party note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000 and 1999, the decline of the fair value of the fixed income portfolio and related party note payable would not be material. See notes 1 and 2 of notes to financial statements.

   As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of U.S. dollar relative to foreign currencies could make our products and services more expensive and therefore, reduce the demand for our products and services. Reduced demand for our products and services could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table presents our directors and executive officers, their ages and the positions held by them as of December 31, 2000:

            Name            Age                     Position
 -------------------------- --- -----------------------------------------------
 Gerald W. Kearby.......... 53  President, Chief Executive Officer and Director
 Robert G. Flynn........... 46  Senior Vice President of Business Development
                                and Secretary
 Philip R. Wiser........... 34  Senior Vice President of Engineering, Chief
                                Technical Officer and Director
 Richard W. Wingate........ 48  Senior Vice President of Content Development
                                and Label Relations
 James Lynch III........... 37  Vice President of Information Technology
                                (resigned February 2001)
 Kevin M. Malone........... 35  Vice President of Business Development, Europe
 Mathieu "Charly" Prevost.. 52  Vice President of Promotions
 Andrea Cook Fleming....... 34  Vice President of Corporate Marketing
 Leon Rishniw.............. 35  Vice President of Engineering
 Paul W. Melnychuck........ 41  Vice President of Sales and Business
                                Development
 Ann Winblad............... 50  Director
 Silvia Kessel............. 49  Director
 Sanford R. Climan......... 45  Director (resigned March 2001)

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

   Mr. Flynn co-founded Liquid Audio in January 1996. Since July 1999, Mr. Flynn has served as our Senior Vice President of Business Development and Secretary. From January 1996 to July 1999, Mr. Flynn served as our Vice President of Business Development and Secretary. Mr. Flynn also served as our Chief Financial Officer from January 1996 to August 1997 and as one of our directors from January 1996 to June 1996. From March 1987 until November 1995, Mr. Flynn served as a general partner of Entertainment Media Venture Partners I, L.P., an institutional venture capital fund investing in the entertainment, media and communications technology industries. During this time, Mr. Flynn also served on the board of directors of Integrated Media Systems. Mr. Flynn holds a B.A. in English from Stanford University and an M.B.A. from University of California at Los Angeles.

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

   Mr. Lynch served as our Vice President of Information Technology from November 1999 to February 2001. From August 1997 to November 1999, Mr. Lynch was Manager of Integration Services at Wells Fargo & Company, a banking institution. From November 1996 to August 1997, Mr. Lynch was an Internet development consultant, providing services to several companies, including Internet service providers. Prior to November 1996, Mr. Lynch owned Business Link Communications, a prepress company, and worked as a music journalist and artist manager. Mr. Lynch holds a B.A. in English from Columbia University.

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

   Mr. Melnychuck has served as our Vice President of Sales and Business Development since February 2000. From April 1998 to February 2000, Mr. Melnychuck served as Director of Corporate Marketing and Communications at Digidesign, a manufacturer of digital audio workstations and a division of Avid Technology, Inc. From May 1981 to April 1998, Mr. Melnychuck held a variety of positions at Eastman Kodak Company, an imaging company, including Senior Vice President and General Manager of Kodak Recording Products, a division of FPC, Inc., a Kodak Company from January 1996 to April 1998 and other sales, marketing, product development, manufacturing and research positions in prior years. Mr. Melnychuck holds a B.S. in chemistry, a M.S. in imaging science from Rochester Institute of Technology and a M.S. in electrical engineering from National Technological University.

   Ms. Winblad has served as one of our directors since May 1996. Ms. Winblad has been a general partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. She is a member of the board of trustees of the University of St. Thomas and is an advisor to numerous entrepreneurial groups such as the Software Development Forum and Software Industry Business Practices. Ms. Winblad also serves on the boards of directors of Net Perceptions Inc., a developer and supplier of realtime recommendation technology for the Internet, The Knot, Inc., an Internet-based wedding services company, and several private companies. Ms. Winblad holds a B.S. in mathematics and business administration from the College of Saint Catherine and an M.A. in education with an economics focus from the University of St. Thomas.

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

   Mr. Climan served as one of our directors from April 1999 to March 2001. Since February 1999, Mr. Climan has been President of Entertainment Media Ventures, Inc., an investment and advisory company focused on traditional and new media. From October 1995 to May 1997, Mr. Climan was Executive Vice President and President of Worldwide Business Development for Universal Studios, Inc., a media production company. From June 1997 to February 1999 and from June 1986 to September 1995, Mr. Climan was a member of the senior management team at Creative Artists Agency, a talent and literary representation firm. Mr. Climan also serves on the boards of directors of Equity Marketing, Inc., a provider of custom promotional programs, and Sunterra Corporation, a developer and operator of vacation ownership resorts. Mr. Climan holds a B.A. in chemistry from Harvard College, an M.S. in health policy and management from the Harvard School of Public Health and an M.B.A. from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (SEC) and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

   Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)-(e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were applicable to the Company's officers, directors and 10% shareholders were complied with, except a late filing of a Form 4 by Sanford Climan, resulting in one sales transaction not being reported on time and a late filing of a Form 3 by Paul Melnychuck, resulting in his initial holdings not being reported on time.

Board Composition

   We currently have four directors. Sanford R. Climan resigned in March 2001 and did not have any disagreements with the other directors or our management. Our restated certificate of incorporation divides our board of directors into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. The Class I director position is vacant, the Class II directors are Silvia Kessel and Ann Winblad and the Class III directors are

Gerald W. Kearby and Philip R. Wiser. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

   Each officer is elected by, and serves at the discretion of, the board of directors. Each of our officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. There are no family relationships among any of our directors, officers or key employees.

Board Committees

   The audit committee of the board of directors reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. The audit committee currently consists of Silvia Kessel and Ann Winblad. Sanford R. Climan served on the audit committee prior to his resignation.

   The compensation committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Ann Winblad and Silvia Kessel. Sanford R. Climan served on the compensation committee prior to his resignation. No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past.

Director Compensation

   Our directors do not receive cash compensation for their service as members of the board of directors, although they are reimbursed for certain expenses in connection with attendance at board and committee meetings. Non-employee directors are granted a fully vested option to purchase 30,000 shares of common stock upon initial election and a fully vested option to purchase 10,000 shares of common stock on each anniversary of becoming a director during their term of service. We do not provide additional compensation for committee participation or special assignments of the board of directors. In October 2000, we granted Silvia Kessel, Ann Winblad and Sanford R. Climan an option to purchase 10,000 shares of common stock each.

Change of Control Arrangements

   We have granted options to purchase common stock to James Lynch III. The shares underlying the options are subject to a vesting schedule that accelerates with respect to the lesser of 25% of the total number of shares subject to each option or the remaining unvested shares upon certain corporate transactions, as described in each individual option grant.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

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

   (a)(2) Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

   (a)(3) Exhibits

   Please see subsection (c) below.

   (b) Reports on Form 8-K

   Not applicable.

   (c) Exhibits

   The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

 Number                               Description
 ------ -----------------------------------------------------------------------
  3.1   Certificate of Incorporation as currently in effect (1)
  3.2   Bylaws as currently in effect (4)
  4.1   Reference is made to Exhibits 3.1 and 3.2
  4.2   Form of Specimen Stock Certificate (1)
  4.3   Second Amended and Restated Investor Rights Agreement dated July 31,
        1998 (1)
 10.1   Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
 10.2   1996 Equity Incentive Plan (1)
 10.3   1999 Employee Stock Purchase Plan (1)
 10.4   Licensing Agreement with SESAC dated May 21, 1998 (1)
 10.5+  Software Cross License Agreement with Adaptec, Inc. dated June 12, 1998
        (1)
 10.6   Form of Liquid Music Network Agreement (1)
 10.7+  Letter Agreement with Compaq Computer Corporation dated March 23, 1998
        (1)
 10.8+  LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)
 10.9+  Binary Software License Agreement with Precept Software, Inc. dated
        September 30, 1997 (1)
 10.10+ Patent License Agreement with Fraunhofer-Gesellschaft, zur Forderung der angewandten Forschung e.V. dated August 14, 1998 (1)
 10.11+ Software License Agreement with Fraunhofer-Gesellschaft, zur Forderung der angewandten Forschung e.V. dated August 14, 1998 (1)
 10.12+ OEM Master License Agreement with RSA Data Security, Inc. dated July
        18, 1997 (1)
 10.13+ Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)
 10.14+ Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

 Number                               Description
 ------ -----------------------------------------------------------------------
 10.15+ Adjustment to Patent and License Agreement with Dolby Laboratories
        Licensing Corporation, dated September 18, 1997 (1)
 10.16+ Source Code, Trademark and Know-How License Agreement with Dolby
        Laboratories Licensing Corporation dated May 3, 1996 (1)
 10.17  Founders Restricted Stock Purchase Agreement (with amendments) with
        Gerald W. Kearby dated April 25, 1996 (1)
 10.18  Founders Restricted Stock Purchase Agreement (with amendments) with
        Philip R. Wiser dated April 25, 1996 (1)
 10.19  Founders Restricted Stock Purchase Agreement (with amendments) with
        Robert G. Flynn dated April 25, 1996 (1)
 10.20  Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing
        Incorporated dated as of October 15, 1996 (1)
 10.21  Summary Plan Description of 401(K) Plan (1)
 10.22  Loan and Security Agreement with Silicon Valley Bank dated April 16,
        1998 (1)
 10.23  Loan and Security Agreement with Silicon Valley Bank dated November 16,
        1998 (1)
 10.24  Lease Agreement with Master Lease, a Division of Tokai Financial
        Services, dated March 3, 1998 (1)
 10.25  Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated
        February 16, 1999, for property located at 2221 Broadway, Redwood City,
        California (1)
 10.26  Lease and Service Agreement with Alliance Business Centers, dated
        August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York (1)
 10.27  Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut (1)
 10.28  Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California
        (1)
 10.29  Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California
        (1)
 10.30+ Software Reseller Agreement with Liquid Audio Japan, dated as of August
        9, 1998 (1)
 10.31+ Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc.,
        ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999 (1)
 10.32  Loan Agreement with Super Factory, Inc., dated March 31, 1999 (1)
 10.33+ Share Sale and Purchase and Option Agreement with Super Stage, Inc., dated March 31, 1999 (1)
 10.34+ Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd.
        dated December 31, 1998 (1)
 10.35+ Software Reseller and Services Agreement with Liquid Audio Korea Co.
        Ltd. dated December 31, 1998 (1)
 10.36+ Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December
        31, 1998 (1)
 10.37  Consulting Agreement with SKM Limited dated December 31, 1998 (1)
 10.38  Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31,
        1998 (1)
 10.39  Software License Agreement with Intel Corporation dated May 4, 1999 (1)
 10.40  Liquid Remote Inventory Fulfillment Systems(TM) Merchant Affiliate and
        License Agreement with MTS, Inc., dated May 14, 1999 (1)

 Number                               Description
 ------ -----------------------------------------------------------------------
 10.41+ OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)
 10.42  Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)
 10.43  Online Program Agreement with Muze, Inc., dated as of February 9, 1999
        (1)
 10.44  Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)
 10.45+ OEM Agreement with Toshiba Corporation, dated June 9, 1999 (1)
 10.46  Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997
        (1)
 10.47  Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI
        Recorded Music, dated June 16, 1999 (1)
 10.48  Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California (2)
 10.49+ Amended and Restated License Agreement with Liquid Audio Japan, Inc., dated January 1, 2000 (3)
 10.50  2000 Nonstatutory Stock Option Plan (4)
 10.51  Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI
        Recorded Music, dated July 10, 2000 (5)
 11.1   Statement regarding computation of per share earnings (6)
 21.1   Subsidiary of Liquid Audio, Inc.
 23.1   Consent of PricewaterhouseCoopers LLP
 24.1   Power of Attorney (contained in the signature page to this report)

--------
 +  confidential treatment received as to certain portions
(1) incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2) incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-91541, filed with the Securities and Exchange Commission on November 23, 1999 and declared effective December 14, 1999
(3) incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
(4) incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(5) incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
(6) this exhibit has been omitted because the information is shown in the financial statements or notes thereto

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on March 30, 2001.

                                                   /s/ Gerald W. Kearby
                                          By: _________________________________
                                                      Gerald W. Kearby
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Gerald W. Kearby and Lyman Yip, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

         Signature                       Title                      Date
   ---------------------- -----------------------------------  --------------
   /s/ Gerald W. Kearby   President, Chief Executive Officer   March 30, 2001
   ______________________  and Director
      Gerald W. Kearby     (Principal Executive Officer)

      /s/ Lyman Yip       Controller and Acting Chief          March 30, 2001
   ______________________  Financial Officer
         Lyman Yip         (Principal Financial and
                           Accounting Officer)

   /s/ Philip R. Wiser    Senior Vice President of             March 30, 2001
   ______________________  Engineering,
      Philip R. Wiser      Chief Technical Officer and
                           Director

     /s/ Ann Winblad      Director                             March 30, 2001
   ______________________
        Ann Winblad

    /s/ Silvia Kessel     Director                             March 30, 2001
   ______________________
       Silvia Kessel

                               LIQUID AUDIO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statement of Operations....................................... F-4
Consolidated Statement of Stockholders' Equity (Deficit)................... F-5
Consolidated Statement of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Liquid Audio, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Liquid Audio, Inc. ("Liquid Audio") and its subsidiary at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Liquid Audio's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 2, 2001

                               LIQUID AUDIO, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                   December 31,
                                                                 ------------------
                                                                   2000      1999
                                                                 --------  --------
                             Assets
                             ------

Current assets:
 Cash and cash equivalents...................................... $ 96,398  $138,692
 Short-term investments.........................................   27,378    19,157
 Accounts receivable from third parties, net....................      725       151
 Accounts receivable from related parties.......................    1,253       435
 Other current assets                                               2,307       638
                                                                 --------  --------
  Total current assets..........................................  128,061   159,073
 Investment in strategic partner................................    1,089     1,959
 Property and equipment, net....................................    8,860     4,857
 Other assets...................................................      200       220
                                                                 --------  --------
      Total assets.............................................. $138,210  $166,109
                                                                 ========  ========
              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
 Accounts payable............................................... $  3,314  $  1,952
 Accrued expenses and other current liabilities.................    3,522     2,736
 Deferred revenue from third parties............................      440       405
 Deferred revenue from related parties..........................      987     1,167
 Capital lease obligations, current portion.....................      120       194
 Equipment loan, current portion................................      589       589
                                                                 --------  --------
  Total current liabilities.....................................    8,972     7,043
Capital lease obligations, non-current portion..................       28       149
Equipment loan, non-current portion.............................      143       731
Note payable to related party...................................      393       441
                                                                 --------  --------
    Total liabilities...........................................    9,536     8,364
                                                                 --------  --------

Commitments and contingencies (Note 9)

Stockholders' equity:
 Common stock, $0.001 par value; 50,000,000 shares authorized;
  22,541,959 and
  21,875,256 shares issued and outstanding......................       23        22
 Additional paid-in capital.....................................  202,877   198,973
 Unearned compensation..........................................     (333)   (1,097)
 Accumulated deficit............................................  (73,910)  (40,225)
 Accumulated other comprehensive income.........................       17        72
                                                                 --------  --------
    Total stockholders' equity..................................  128,674   157,745
                                                                 --------  --------
      Total liabilities and stockholders' equity................ $138,210  $166,109
                                                                 ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIQUID AUDIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 2000        1999       1998
                                              ----------  ----------  ---------
Net revenues:
 License..................................... $    1,284  $    1,537  $   1,235
 Services....................................      2,977         733        268
 Business development (related party)........      7,307       2,137      1,300
                                              ----------  ----------  ---------
    Total net revenues.......................     11,568       4,407      2,803
                                              ----------  ----------  ---------

Cost of net revenues:
 License.....................................        290         235        310
 Services....................................      2,722       1,122        242
 Business development (related party)........         75          79          2
 Non-cash cost of revenues...................         28          25         36
                                              ----------  ----------  ---------
    Total cost of net revenues...............      3,115       1,461        590
                                              ----------  ----------  ---------
 Gross profit................................      8,453       2,946      2,213
                                              ----------  ----------  ---------
Operating expenses:
 Sales and marketing.........................     17,114      10,217      4,035
 Non-cash sales and marketing................        314         783        741
 Research and development....................     22,917      11,706      4,109
 Non-cash research and development...........         80         371        210
 General and administrative..................      7,131       2,770      1,642
 Non-cash general and administrative.........         13         190        254
 Strategic marketing--equity instruments.....      1,935       3,130        --
                                              ----------  ----------  ---------
    Total operating expenses.................     49,504      29,167     10,991
                                              ----------  ----------  ---------

Loss from operations.........................    (41,051)    (26,221)    (8,778)
Interest income..............................      8,809       2,271        379
Interest expense.............................       (144)       (193)      (140)
Other income (expense), net..................       (429)        (63)       --
Equity in net loss of investment.............       (870)        --         --
                                              ----------  ----------  ---------
Net loss..................................... $  (33,685) $  (24,206) $  (8,539)
                                              ==========  ==========  =========

Net loss per share:
 Basic and diluted........................... $    (1.52) $    (2.28) $   (3.60)
                                              ==========  ==========  =========
 Weighted average shares..................... 22,133,403  10,615,566  2,370,564
                                              ==========  ==========  =========

    The accompanying notes are an integral part of these consolidated financial statements.

                               LIQUID AUDIO, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                            Common Stock     Additional Unearned                  Other
                          ------------------  Paid-in   Compen-   Accumulated Comprehensive
                            Shares    Amount  Capital    sation     Deficit   Income (Loss)  Total
                          ----------  ------ ---------- --------  ----------- ------------- --------
Balance at December 31,
 1997...................   3,899,643   $ 4    $  2,159  $(1,562)   $ (7,480)      $--       $ (6,879)
Repurchase of founders'
 common stock...........     (87,868)  --          --       --          --         --            --
Repurchase of common
 stock in connection
 with unvested stock
 options previously
 exercised..............     (24,219)  --           (2)     --          --         --             (2)
Issuance of common stock
 in connection with
 exercise of stock
 options................      90,173   --            6      --          --         --              6
Issuance of common stock
 in connection with a
 strategic marketing
 agreement..............      38,316   --           40      --          --         --             40
Unearned compensation,
 net of effect of
 cancellations..........         --    --        1,714   (1,714)        --         --            --
Amortization of unearned
 compensation...........         --    --          --     1,241         --         --          1,241
Net loss................         --    --          --       --       (8,539)       --         (8,539)
                          ----------   ---    --------  -------    --------       ----      --------
Balance at December 31,
 1998...................   3,916,045     4       3,917   (2,035)    (16,019)       --        (14,133)
Repurchase of common
 stock in connection
 with unvested stock
 options previously
 exercised..............     (50,861)  --           (3)     --          --         --             (3)
Issuance of common stock
 in connection with
 strategic marketing
 agreements.............     100,000   --        1,100      --          --         --          1,100
Issuance of common stock
 warrants in connection
 with strategic
 marketing agreements...         --    --        2,030      --          --         --          2,030
Conversion of
 mandatorily redeemable
 convertible preferred
 stock upon initial
 public offering........   9,744,199    10      29,791      --          --         --         29,801
Issuance of common stock
 in connection with
 public stock offerings,
 net of offering
 expenses of $1,481.....   7,750,147     8     159,592      --          --         --        159,600
Issuance of common stock
 in connection with
 exercise of stock
 options................     398,581   --          156      --          --         --            156
Issuance of common stock
 in connection with
 exercise of warrants...      17,145   --          --       --          --         --            --
Unearned compensation,
 net of effect of
 cancellations..........         --    --          431     (431)        --         --            --
Amortization of unearned
 compensation...........         --    --          --     1,369         --         --          1,369
Gain on investment in
 strategic partner......         --    --        1,959      --          --         --          1,959
Unrealized gain on
 investments............         --    --          --       --          --          72           --
Net loss................         --    --          --       --      (24,206)       --            --
Comprehensive loss......         --    --          --       --          --         --        (24,134)
                          ----------   ---    --------  -------    --------       ----      --------
Balance at December 31,
 1999...................  21,875,256    22     198,973   (1,097)    (40,225)        72       157,745
Repurchase of common
 stock in connection
 with unvested stock
 options previously
 exercised..............     (18,845)  --          (12)     --          --         --            (12)
Issuance of common stock
 for intellectual
 property...............       4,072   --           16      --          --         --             16
Issuance of common stock
 warrants in connection
 with strategic
 marketing agreements...         --    --        1,356      --          --         --          1,356
Issuance of common stock
 in connection with
 strategic marketing
 agreements.............     200,000   --        1,376      --          --         --          1,376
Issuance of common stock
 in connection with
 settlement of legal
 claim..................      30,000   --          354      --          --         --            354
Issuance of common stock
 in connection with
 employee stock purchase
 plan...................     194,877   --          934      --          --         --            934
Issuance of common stock
 in connection with
 exercise of stock
 options................     230,017     1         128      --          --         --            129
Issuance of common stock
 in connection with
 exercise of warrants...      26,582   --          107      --          --         --            107
Unearned compensation,
 net of effect of
 cancellations..........         --    --         (355)     355         --         --            --
Amortization of unearned
 compensation...........         --    --          --       409         --         --            409
Cumulative translation
 adjustment.............         --    --          --       --          --          23           --
Unrealized loss on
 investments............         --    --          --       --          --         (78)          --
Net loss................         --    --          --       --      (33,685)       --            --
Comprehensive loss......         --    --          --       --          --         --        (33,740)
                          ----------   ---    --------  -------    --------       ----      --------
Balance at December 31,
 2000...................  22,541,959   $23    $202,877  $  (333)   $(73,910)      $ 17      $128,674
                          ==========   ===    ========  =======    ========       ====      ========

  The accompanying notes are an integral part of these consolidated financial statements

                               LIQUID AUDIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities:
Net loss..........................................  $(33,685) $(24,206) $(8,539)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization....................     3,436     1,143      451
 Amortization of unearned compensation............       409     1,369    1,241
 Allowance for doubtful accounts and sales returns
  reserve.........................................       315       101      263
 Notes receivable write-off.......................       470       --       --
 Equity in net loss of investments................       870       378      400
 Strategic marketing-equity instruments...........     1,935     3,130      --
 Non-cash cost of revenue.........................        26       --       --
 Issuance of common stock in connection with
  settlement of a legal claim.....................       354       --       --
 Other............................................       (47)       63      --
 Changes in assets and liabilities:
 Accounts receivable from third parties...........      (889)       10     (502)
 Accounts receivable from related parties.........    (1,288)      180     (615)
 Other assets.....................................      (878)     (474)    (191)
 Accounts payable.................................     1,362     1,150      397
 Accrued expenses and other current liabilities...       909     1,918      206
 Deferred revenue.................................      (145)      395    1,087
                                                    --------  --------  -------
 Net cash used in operating activities............   (26,846)  (14,843)  (5,802)
                                                    --------  --------  -------
Cash flows from investing activities:
 Acquisition of property and equipment............    (7,439)   (4,456)    (982)
 Sales/(purchases) of short-term investments,
  net.............................................    (8,221)  (16,084)  (3,001)
 Equity investment................................       --        --      (400)
                                                    --------  --------  -------
 Net cash used in investing activities............   (15,660)  (20,540)  (4,383)
                                                    --------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of mandatorily redeemable
  convertible preferred stock.....................       --        --    21,535
 Proceeds from issuance of common stock, net of
  repurchases.....................................     1,051   159,753        4
 Payments made under capital leases...............      (195)     (221)    (118)
 Proceeds from equipment loan.....................       --        846      920
 Payments made under equipment loan...............      (588)     (446)     --
 Payments under line of credit....................       --        --      (400)
 Proceeds from short-term loan....................       --        --     1,330
 Payments on short-term loan......................       --        --    (1,330)
                                                    --------  --------  -------
 Net cash provided by financing activities........       268   159,932   21,941
                                                    --------  --------  -------
Effect of exchange rates on cash and cash
 equivalents......................................       (56)      --       --
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................   (42,294)  124,549   11,756
Cash and cash equivalents at beginning of period..   138,692    14,143    2,387
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $ 96,398  $138,692  $14,143
                                                    ========  ========  =======
Supplemental cash flow disclosures:
 Cash paid for interest...........................  $    144  $    193  $   121

Supplemental non-cash investing and financing
 activities:
 Acquisition of property and equipment through
  capital leases..................................  $    --   $     37  $   305
 Issuance of warrants in connection with strategic
  marketing agreements............................     1,356     2,030      --
 Issuance of common stock in connection with
  strategic marketing agreements..................     1,376     1,100       40
 Issuance of common stock upon exercise of
  warrant.........................................       107       --       --
 Issuance of common stock for intellectual
  property........................................        16       --       --
 Equity investment with note payable..............       --        378      --

  The accompanying notes are an integral part of these consolidated financial statements.

                               LIQUID AUDIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

   Liquid Audio, Inc. (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 2000, the Company established a wholly-owned subsidiary in the United Kingdom, Liquid Audio Europe PLC, to develop sales in Europe. The Company was formed with the goal of becoming the premier provider of software applications and services that enable the secure delivery and sale of digital music over the Internet. The Company's end-to-end solutions enable the secure distribution, promotion and sale of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

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

Reclassifications

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current period presentation. The statement of operations reflects reclassifications to allocate the non-cash compensation expense related to the issuance of stock options from a single line presentation within operating expenses to the respective amounts in cost of net revenues, sales and marketing, research and development and general and administrative expense.

Principles of Consolidation

   The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents and short-term investments

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents, and those with maturities greater than three months and less than twelve months are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial securities that are stated at cost, which approximates fair value. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In addition, the cost of securities sold is based upon the specific identification method. At December 31, 2000 and 1999, amortized cost approximated fair value and unrealized gains and losses were insignificant. Accordingly,

                               LIQUID AUDIO, INC.

these investments are carried at fair value at the balance sheet date, with unrealized gains and losses recorded net of taxes in stockholders' equity. The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments (in thousands):

                                                                December 31,
                                                              ----------------
                                                               2000     1999
                                                              ------- --------
   Cash and cash equivalents:
     Cash.................................................... $79,683 $ 10,237
     Money market funds......................................     265    8,613
     Commercial securities...................................  16,450  119,842
                                                              ------- --------
                                                              $96,398 $138,692
                                                              ======= ========
   Short-term investments:
     Commercial securities................................... $27,378 $  1,003
     U.S. Government bonds...................................     --    18,154
                                                              ------- --------
                                                              $27,378 $ 19,157
                                                              ======= ========

   All short-term investments had a contractual maturity of one year or less.

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

   The following table sets forth customers comprising 10% or more of the Company's total net revenues for each of the periods indicated:

                                                      Year Ended December 31,
                                                      -----------------------
   Customer                                            2000     1999     1998
   --------                                           -------  -------  -------
   A (related party).................................     --       --        34%
   B.................................................     --        31%     --
   C (related party).................................     --        30%     --
   D (related party).................................     --        12%     --
   E (related party).................................      42%     --       --
   F (related party).................................      11%     --       --

   At December 31, 2000, one customer represented 29% of gross accounts receivable. At December 31, 1999, three customers represented 31%, 21% and 13%, respectively, of gross accounts receivable.

Fair value of financial instruments

   The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, an equipment loan, a line of credit and a note payable to a related party are carried at cost and in the case of short-term investments, at fair value which

                               LIQUID AUDIO, INC.

equates to market. The Company's short-term financial instruments, except for short-term investments, approximate fair value due to their relatively short maturities. The carrying value of the Company's long-term financial instruments approximate fair value as the interest rates approximate current market rates of similar debt. The Company does not hold or issue financial instruments for trading purposes.

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

Software development costs

   Costs incurred in connection with the development of the Company's Internet site and services and other software for internal use are accounted for in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Costs qualifying for capitalization are amortized using the straight-line method over the expected economic life of the software, generally three years. The Company evaluates the net realizable value of capitalized software and website costs on an ongoing basis, relying on a number of business and economic factors.

Long-lived assets

   The Company accounts for long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future of cash flows expected to result from the use of an asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. To date, the Company has not recognized an impairment loss on its long-lived assets.

Revenue recognition

   Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable as prescribed in SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value for the service elements is based upon the standard hourly rate the Company charges for services when such services are sold separately. VSOE of fair value for annual maintenance is established based upon the optional stated renewal rate. When VSOE of fair value exist for all undelivered elements, the Company accounts for the delivered elements, primarily the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." The Company recognizes revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

                               LIQUID AUDIO, INC.

   Business development revenue primarily consists of license and maintenance fees derived from contractual agreements with the Company's strategic partners. These U.S. dollar-denominated, non-refundable fees are based upon agreements whereby the strategic partners are contractually obligated to pay to the Company a fixed fee for the right to license and use the Company's proprietary technology in various countries. The total fee from business development agreements are allocated among the various elements of the contracts based on VSOE of fair value. The fees are recognized by the Company as earned, the specific timing of which depends on the terms and conditions of the particular contractual arrangements, including payment terms. When VSOE of fair value does not exist for the undelivered elements, the total fee from the business development arrangement is recognized ratably over the period of the contract.

   The Company also generates license and service revenues from digital music kiosk sales and hosting services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through the Company's website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services. The Company bears full credit risk with respect to substantially all sales.

Research and development costs

   Costs incurred in the research and development of new products and enhancements of existing products are charged to expense as incurred until the technological feasibility has been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achieving technological feasibility and general release has been short and software development costs qualifying for capitalization has been insignificant. Accordingly, the Company has not capitalized any development costs in all periods presented.

Advertising

   Advertising costs are expensed as incurred. The following table sets forth advertising costs for the periods indicated (in thousands):

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               2000   1999  1998
                                                              ------ ------ ----
   Advertising costs......................................... $1,552 $1,659 $247

Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Stock-based compensation is amortized in accordance with FIN 28 using a multiple option approach. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosure of the difference between compensation expense included in net loss and the cost presented by the fair value method is presented in Note 7.

                               LIQUID AUDIO, INC.

   The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Foreign currency translation

   The functional currency of the Company's subsidiary is its local currency. Foreign currency assets and liabilities are translated at the current exchange rate at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Realized gains and losses on foreign currency transactions are included in other income (expense), net.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Numerator:
    Net loss..................................... $(33,685) $(24,206) $(8,539)
                                                  ========  ========  =======
   Denominator:
    Weighted average shares......................   22,211    11,199    3,888
    Weighted average unvested common shares
     subject to repurchase.......................      (78)     (583)  (1,517)
                                                  --------  --------  -------
    Denominator for basic and diluted
     calculation.................................   22,133    10,616    2,371
                                                  ========  ========  =======
   Net loss per share:
    Basic and diluted............................ $  (1.52) $  (2.28) $ (3.60)
                                                  ========  ========  =======

                               LIQUID AUDIO, INC.

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                              December 31,
                                                            -----------------
                                                            2000  1999  1998
                                                            ----- ----- -----
   Series A mandatorily redeemable convertible preferred
    stock..................................................   --  3,050 3,050
   Series B mandatorily redeemable convertible preferred
    stock..................................................   --  3,187 3,187
   Series C mandatorily redeemable convertible preferred
    stock..................................................   --  3,507 3,507
   Mandatorily redeemable convertible preferred stock
    warrants...............................................   --    --     18
   Common stock options.................................... 2,830 1,520 1,067
   Common stock warrants...................................   875   609    49
   Unvested common stock subject to repurchase.............    17   583 1,517

Comprehensive income

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income
(loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders' equity (deficit).

Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one operating segment.

   International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                                                Year Ended
                                                                December 31,
                                                           ---------------------
                                                            2000    1999   1998
                                                           ------- ------ ------
   Domestic............................................... $ 3,629 $2,236 $  982
   International..........................................   7,939  2,171  1,821
                                                           ------- ------ ------
                                                           $11,568 $4,407 $2,803
                                                           ======= ====== ======

   It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2000, 1999 and 1998.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be reported on the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item

                               LIQUID AUDIO, INC.

depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. The Company will adopt SFAS No. 133 and 138 in its quarter ending March 31, 2001. The Company does not believe that the pronouncement will have a material impact on its financial position or results of operations as currently conducted.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

NOTE 2--RELATED PARTIES:

Investment in Liquid Audio Japan

   In April 1998, the Company signed an agreement with a strategic partner (the "Strategic Partner") to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. In March 1999, the Company purchased 18% of the issued and outstanding shares in LAJ from the Strategic Partner for $378,000. The Company retains the option, expiring on December 31, 2003, to purchase up to 20% of the capital of LAJ from the Strategic Partner, at the then fair market value of LAJ's shares. The Company also has a put option whereby the Company can require the Strategic Partner to purchase its shares in LAJ at the then fair market value, if certain performance measures of LAJ, as defined, are not met. The Company's purchase of shares in LAJ was funded by a loan from a related entity of the Japanese Strategic Partner. This loan, denominated in Japanese yen, is repayable on December 31, 2003. Interest on the loan bears interest at 0.5% above a Japanese bank's prime rate (2.6% at December 31, 2000) and is payable quarterly. The loan is classified in the balance sheet as a non-current note payable to a related party and recorded at the prevailing exchange rate at December 31, 2000.

   In March 1999, the Company's investment in LAJ of $378,000 was deemed to be impaired due to substantial doubt regarding recoverability and the significant losses that are expected to be incurred during LAJ's initial operating periods. The write-off of this investment was included in sales and marketing expenses.

   In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company's ownership in LAJ reducing to 6.92%. The Company booked an investment in LAJ of $1,959,000, which was recorded as additional paid in capital as prescribed by SAB Topic No. 5, "Miscellaneous Accounting," to reflect the increase in the Company's share of LAJ's net assets. The Company's ownership percentage was further reduced to 6.81% during the current year due to an increase in LAJ's total outstanding shares. The fair value of the Company's ownership in LAJ, based on the quoted trading price, was approximately $2.6 million at December 31, 2000.

Investment in Liquid Audio Korea

   In December 1998, the Company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea Co. Ltd. ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea. LAK is the exclusive reseller and distributor of the Company's software products in

                               LIQUID AUDIO, INC.

Korea, under an agreement expiring on December 31, 2003. The Company paid $400,000 for 40% of the outstanding common stock of LAK and accounts for its investment in LAK using the equity method of accounting. The investment of $400,000 was recorded as an offset to the business development revenue recognized from LAK in December 1998. The Company is not recording its share of additional losses beyond its investment since there is no obligation on the part of the Company to pay LAK or any other party for those losses. If LAK generates sufficient profits to recoup its initial operating losses, the Company will re-instate the equity method of accounting. LAK stopped making its contractual payments as scheduled. LAK is undergoing a recapitalization through the addition of new investment partners so that it can continue making its payments to the Company. Until such time contractual payments are resumed, the Company is deferring recognition of revenue from LAK. The Company additionally wrote off its loans of $470,000 to LAK as of December 31, 2000.

Liquid Audio Greater China

   In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China ("LAGC"). LAGC is the exclusive reseller of the Company's products in Taiwan and Hong Kong and will work to develop business services that enable the digital delivery of music in those local markets. The Company owns 40% of the outstanding common stock of LAGC and accounts for its investment in LAGC using the equity method of accounting. LAGC stopped making its contractual payments in late 2000 as scheduled. Until such time contractual payments are resumed, the Company is deferring recognition of revenue from LAGC.

Liquid Audio South East Asia

   In September 2000, the Company signed an agreement with a strategic partner to establish a Singaporean corporation, Liquid Audio South East Asia ("LASE"). LASE will be the exclusive reseller of the Company's products in Singapore, Thailand, Malaysia, Indonesia, Philippines, Australia and New Zealand and will work to develop business services that enable the digital delivery of music in those local markets. The Company will own 30% of the outstanding common stock of LASE and will account for its investment in LASE using the equity method of accounting. The strategic partner of LASE did not make its contractual payments in late 2000 as scheduled. Until such time contractual payments are resumed, the Company is deferring recognition of revenue from LASE.

Other transactions

   Total business development revenues are summarized as follows (in thousands):

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Liquid Audio Japan and strategic partner............... $5,047 $1,105 $  250
   Liquid Audio South East Asia and strategic partner.....  1,261    --     --
   Liquid Audio Greater China and strategic partner.......    705    500    --
   Liquid Audio Korea and strategic partner...............    294    532  1,050
                                                           ------ ------ ------
                                                           $7,307 $2,137 $1,300
                                                           ====== ====== ======

   Of the total fees earned from Liquid Audio Japan and strategic partner, $4,880,000 and $272,000 were earned from Liquid Audio Japan and relate to software licensing and maintenance fees in 2000 and 1999, respectively, and $167,000 and $833,000 were earned from the strategic partner in Liquid Audio Japan in 2000 and 1999, respectively, and relate to a non-refundable service fee of $1,000,000 received in March 1999 and recognized ratably over the one-year term of the service agreement. The fee of $250,000 earned from the strategic partner in Liquid Audio Japan in 1998 relates to consulting services.

                               LIQUID AUDIO, INC.

   The total fee of $1,261,000 and $705,000 earned in 2000 from Liquid Audio South East Asia through the strategic partner and Liquid Audio Greater China, respectively, primarily consist of software licensing and maintenance fees. The total fee of $500,000 earned from the strategic partner in Liquid Audio Greater China in 1999 relates to a service fee to develop a local business in Taiwan and Hong Kong.

   The total fee of $294,000 and $532,000 earned from Liquid Audio Korea in 2000 and 1999, respectively, consist primarily of software licensing and maintenance fees. Of the $1,050,000 earned from the strategic partner in Liquid Audio Korea in 1998, $950,000 relates to service fees earned under two separate agreements and $100,000 relates to software licensing fees.

   At December 31, 2000 and 1999, fees billed or received in advance of recognition as business development revenues were $987,000 and $1,167,000, respectively. These amounts are classified as deferred revenue from related parties on the balance sheet.

NOTE 3--BALANCE SHEET COMPONENTS (in thousands):

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
   Accounts receivable, net:
    Accounts receivable..................................... $ 1,313  $   468
    Allowance for doubtful accounts and sales returns
     reserve................................................    (588)    (317)
                                                             -------  -------
                                                             $   725  $   151
                                                             =======  =======

   The allowance for doubtful accounts and sales returns reserve increased
(decreased) by $271,000, $(28,000) and $229,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Bad debt write-offs against the allowance for doubtful accounts were $44,000, $129,000 and $34,000 in the years ended
December 31, 2000, 1999 and 1998, respectively.

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
   Property and equipment:
    Computer equipment and purchased software............... $12,190  $ 5,614
    Website and software development costs..................     399       --
    Furniture and fixtures..................................     774      544
    Leasehold improvements..................................     682      448
                                                             -------  -------
                                                              14,045    6,606
    Less: accumulated depreciation and amortization.........  (5,185)  (1,749)
                                                             -------  -------
                                                             $ 8,860  $ 4,857
                                                             =======  =======

   Property and equipment includes $784,000 of equipment under capital leases at December 31, 2000 and 1999. Accumulated amortization for equipment under capital leases was $734,000 and $581,000 at December 31, 2000 and 1999, respectively.

                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
   Accrued expenses and other current liabilities:
    Compensation and benefits............................... $ 2,321  $ 1,305
    Consulting and professional services....................     475      418
    Accrued marketing expenses..............................      48      282
    Other...................................................     678      731
                                                             -------  -------
                                                             $ 3,522  $ 2,736
                                                             =======  =======

                               LIQUID AUDIO, INC.

NOTE 4--BORROWINGS:

Equipment loan

   Pursuant to the terms of an equipment financing agreement with a bank ("the Bank"), the Company had a $3,000,000 line of credit ("Equipment Line") to be used specifically to purchase computer and office equipment. The Equipment Line expired in November 1999 through which time the Company borrowed amounts totaling $1,766,000. Borrowings under the Equipment Line are repayable in monthly installments of principal and interest over three years and bear interest at the Bank's prime interest rate plus 0.25% (9.75% and 8.75% at December 31, 2000 and 1999, respectively). Borrowings outstanding at December 31, 2000 and 1999 were $732,000 and $1,030,000, respectively. Borrowings are secured by the related equipment and other assets of the Company.

   Under the Equipment Line, the Company is required to meet certain monthly reporting and financial covenants, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 2000 and 1999, the Company was in compliance with all such covenants.

   Future maturities under the Equipment Line as of December 31, 2000 are as follows (in thousands):

   Year Ending December 31,
   ------------------------
    2001.................................................................. $589
    2002..................................................................  143
                                                                           ----
                                                                           $732
                                                                           ====

NOTE 5--COMMON STOCK:

   In April 1999, the Company's Certificate of Incorporation was amended and restated to authorize the issuance of 50,000,000 shares of common stock at $0.001 par value.

   Following the completion of the Company's Initial Public Offering in 1999, 9,744,199 shares of mandatorily redeemable preferred stock were converted into common stock. In addition, warrants to purchase 15,306 shares of Series B mandatorily redeemable preferred stock and 4,544 of Series C mandatorily redeemable preferred stock were converted into 19,850 shares of common stock upon the Company's completion of its Initial Public Offering.

   In June 1999, the Company signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to facilitate the production of music for delivery over the Internet using the Company's technology. Pursuant to this agreement, the Company issued 100,000 shares of common stock to Virgin. These shares were valued at $1,100,000 and immediately recognized as strategic marketing-equity instruments expense during the three months ended June 30, 1999.

   In July 2000, the Company signed an agreement with Virgin to promote the distribution of digital music over the Internet using the Company's technology. Pursuant to this agreement, the Company issued 150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and are being recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in 2000.

   In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and are being recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $14,000 was recognized as non-cash cost of net revenues in 2000.

                               LIQUID AUDIO, INC.

NOTE 6--WARRANTS:

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

   In March and April 1999, the Company granted fully vested common stock warrants to purchase 15,000 shares at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and was recognized as strategic marketing-equity instruments expense. The warrants expire in April 2004.

   In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $843,000 and $1,179,000 were recognized as strategic marketing equity instruments expense in 2000 and 1999, respectively.

   In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current market data. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current market data. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In 1999, $330,000 and $426,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively.

   In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current market data. At December 31, 2000, the 77,768 shares under this warrant was valued at $156,000, of which $12,000 was recognized as non-cash cost of net revenues. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of the Company's common stock upon BMG renewing the agreement at each renewal date.

                               LIQUID AUDIO, INC.

NOTE 7--EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

   The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company elected to contribute matching and discretionary contributions to the plan. The company is not required to contribute to the 401(k) plan, but in 2000 elected to match contributions up to a maximum of $2,000 per employee, with a two year vesting schedule. As a result, the Company contributed $177,000, which was expensed in 2000.

Stock Option Plans

   In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan"), which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the 1996 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the 1996 Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less than 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the 1996 Plan was also amended to provide for annual increases on January 1 equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors.

   In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested.

                               LIQUID AUDIO, INC.

   The following table summarizes stock option activity under the plans (shares in thousands):

                                                          Options Outstanding
                                                        ------------------------
                                               Options              Weighted
                                              Available         Average Exercise
                                              for Grant Shares  Price Per Share
                                              --------- ------  ----------------
   Balance at December 31, 1997..............     255     861        $0.130
    Additional options authorized............      88     --            --
    Repurchase of common stock in connection
     with unvested stock options previously
     exercised...............................      24     --            --
    Options granted..........................    (512)    512          1.01
    Options exercised........................     --      (90)        0.067
    Options canceled.........................     216    (216)         0.11
                                               ------   -----
   Balance at December 31, 1998..............      71   1,067          0.68
    Additional options authorized............   1,600     --            --
    Repurchase of common stock in connection
     with unvested stock options previously
     exercised...............................      51     --            --
    Options granted..........................  (1,044)  1,044         17.62
    Options exercised........................      --    (399)         0.39
    Options canceled.........................     192    (192)         2.45
                                               ------   -----
   Balance at December 31, 1999..............     870   1,520         12.17
    Additional options authorized............   1,594     --            --
    Repurchase of common stock in connection
     with unvested stock options previously
     exercised...............................      19     --            --
    Options granted..........................  (2,310)  2,310         11.53
    Options exercised........................     --     (230)         0.57
    Options canceled.........................     770    (770)        13.55
                                               ------   -----
   Balance at December 31, 2000..............     943   2,830         12.06
                                               ======   =====

   The following table summarizes information concerning outstanding and exercisable options for all stock option plans as of December 31, 2000 (shares in thousands):

                                                                 Options Vested and
                                     Options Outstanding            Exercisable
                              --------------------------------- --------------------
                                                       Weighted             Weighted
                                            Weighted   Average              Average
                                            Average    Exercise             Exercise
                                           Remaining    Price                Price
                                Number    Contractual    Per      Number      Per
   Range of Exercise Prices   Outstanding Life (Years)  Share   Outstanding  Share
   ------------------------   ----------- ------------ -------- ----------- --------
   $0.07...................          5        5.1       $ 0.07        5      $0.07
   0.19....................         49        6.8         0.19       49       0.19
   0.33-0.40...............         52        7.2         0.40       52       0.40
   1.50-2.00...............        106        7.5         1.78      106       1.78
   2.50....................         74        8.1         2.50       74       2.50
   3.91-5.44...............        248        9.7         4.59       47       4.68
   6.50-9.47...............      1,009        9.6         7.56       41       8.11
   11.00-15.81.............        796        8.8        11.63      321      11.10
   23.25-33.50.............        398        9.0        29.32      140      31.66
   43.75...................         93        8.8        43.75       93      43.75
                                 -----                              ---
                                 2,830                              928
                                 =====                              ===

                               LIQUID AUDIO, INC.

Fair value disclosures

   Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

   The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

                                                      Year Ended December
                                                              31,
                                                     ------------------------
                                                      2000     1999     1998
                                                     -------  -------  ------
   Risk-free rates.................................. 5.4-6.7%     5.7%    5.8%
   Expected lives (in years)........................     4.0      4.0     4.0
   Dividend yield...................................     0.0%     0.0%    0.0%
   Expected volatility..............................     130%    78.0%    0.0%

   Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per share under SFAS No. 123 would have been:

                                                      Year Ended December,
                                                               31
                                                     ------------------------
                                                      2000     1999     1998
                                                     -------  -------  ------
   Pro forma net loss (in thousands)................ $43,291  $24,534  $8,579
   Pro forma net loss per share..................... $  1.96  $  2.31  $ 3.62
   The weighted average fair value of options
    granted were:
                                                      Year Ended December
                                                              31,
                                                     ------------------------
                                                      2000     1999     1998
                                                     -------  -------  ------
   Weighted average fair value of options granted
    during period................................... $  9.58  $ 17.62  $ 4.84

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

   The following table sets forth unearned compensation and the amortization of unearned compensation (in thousands):

                                                      Year Ended December
                                                              31,
                                                     ------------------------
                                                      2000     1999     1998
                                                     -------  -------  ------
   Unearned compensation, net of effect of
    cancellation upon termination................... $  (355) $   431  $1,714
   Amortization of unearned compensation............ $   409  $ 1,369  $1,241

Employee Stock Purchase Plan

   In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was

                               LIQUID AUDIO, INC.

approved by the stockholders in June 1999. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

NOTE 8--INCOME TAXES:

   Deferred taxes are composed of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets (liabilities)
    Net operating loss and credit carryforwards............. $ 22,419  $ 12,840
    Research and development credit carryforwards...........    1,780       405
    Depreciation and amortization...........................      263        42
    Accruals and other liabilities..........................      435       511
    Other...................................................        2       --
                                                             --------  --------
    Total deferred tax assets...............................   24,899    13,798
    Less: Valuation allowance...............................  (24,899)  (13,798)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

   At December 31, 2000, the Company had approximately $60.0 million of federal and $33.0 million of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire in varying amounts beginning in 2011 and 2004, respectively. At December 31, 2000, the Company had approximately $1.0 million of federal and $738,000 of state research and development credit carryforwards available to offset future taxable income, which, in the case of the federal carryforwards, expire in varying amounts beginning in 2011. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances.

   The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2000 and 1999. The valuation allowance increased by $11,101,000, $8,234,000 and $2,999,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

                               LIQUID AUDIO, INC.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases its office facilities and certain equipment under noncancelable operating lease agreements which expire at various dates through 2005. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The lease requires that the Company pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases is as follows (in thousands):

                                                                   Year Ended
                                                                  December 31,
                                                                ----------------
                                                                 2000  1999 1998
                                                                ------ ---- ----
   Rent expense................................................ $1,642 $643 $294

   Future minimum lease payments under all noncancelable capital and operating leases at December 31, 2000 are as follows (in thousands):

                                                               Capital Operating
   Year Ending December 31,                                    Leases   Leases
   ------------------------                                    ------- ---------
   2001.......................................................  $ 137   $1,646
   2002.......................................................     31      904
   2003.......................................................    --        47
   2004.......................................................    --        47
   2005.......................................................    --        16
                                                                -----   ------
     Total minimum payments...................................    168   $2,660
                                                                        ======
   Less: amount representing interest.........................    (20)
                                                                -----
   Present value of capital lease obligations.................    148
   Less: current portion......................................   (120)
                                                                -----
   Capital lease obligations, non-current portion.............  $  28
                                                                =====

Litigation

   In February 2000, an entity notified one of the Company's customers that it intended to add the customer as a party to a pending patent litigation in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The litigation alleges infringement of unspecified claims of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Damages have not been specified. The customer has agreed to be added to the case, subject to a revision in the trial schedule. The customer has requested indemnification, including defense costs, from the Company, based upon the terms of the Company's contract with them. Based on this request, the Company is negotiating an agreement with the customer under which the Company would (i) assume control of the defense, (ii) pay the expenses of the defense and (iii) reserve certain rights as to indemnification. During negotiation of this agreement the Company has agreed to assume the expense of the defense for the customer. These expenses could be significant. There is no assurance that the Company will enter into this agreement. If the Company does not reach an agreement with the customer and the defense is not successful, the customer might seek full indemnification from the Company for the damages, if any. There can be no assurance regarding the outcome of the litigation. If there is a finding of infringement, the Company may be required to indemnify the customer as to the full amount of the damages. No amount has been accrued for any potential liabilities in relation to these matters.

   On March 31, 2000, Intouch Group, Inc. ("Intouch") filed a lawsuit against the Company in the Northern District of California alleging patent infringement. On April 26, 2000, Intouch filed an amended complaint,

                               LIQUID AUDIO, INC.

which was served on the Company shortly thereafter. The complaint names the Company and Amazon.com International, Inc., Listen.com, Inc., Entertaindom LLC, Discovermusic.com, Inc. and Muze, Inc. It alleges that the Company infringe or induce infringement of, the claims of United States Patent Nos. 5,237,157 and 5,963,916 by operating a website and/or a kiosk that allows interactive previewing of portions of pre-recorded music products. The complaint seeks unspecified damages and injunctive relief. On May 20, 2000, the Company filed an answer to Intouch's first amended complaint. The action is currently in discovery, and the trial date has been set for January 11, 2002. The Company believes that it has meritorious defenses to Intouch's claims and the Company intends to vigorously defend against such claims. However, the Company cannot assure that it will be successful in defending these lawsuits. If there is a finding of infringement, the Company might be required to pay substantial damages to Intouch and could be enjoined from selling any of the Company's products or services that are held to infringe Intouch's patents unless and until the Company is able to negotiate a license from them. No amount has been accrued for any potential liabilities in relation to these matters.

   On August 14, 2000, a former employee filed a charge of discrimination with the California Department of Fair Employment and Housing against the Company, and several of the Company's employees and former employees. The charge alleges sexual harassment and unlawful retaliation. The Company believes, after consultation with counsel, that these claims are without merit, and the Company intends to defend itself vigorously. However, should a lawsuit be filed and decided adversely to the Company, the Company may have to pay damages. No amount has been accrued for any potential liabilities in relation to these matters.

Contingencies

   From time to time, in the normal course of business, various claims are made against the Company. In the opinion of the management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position or results of operations of the Company.

NOTE 10--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

                                                        Three Months Ended
                            ------------------------------------------------------------------------------
                            March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                              1999      1999      1999      1999      2000      2000      2000      2000
                            --------- --------  --------- --------  --------- --------  --------- --------
   Net revenues............  $   531  $   745    $ 1,785  $ 1,346    $ 2,995  $ 3,454    $ 3,355  $  1,764
   Gross profit............      323      514      1,330      779      2,453    2,463      2,562       975
   Net loss................   (4,143)  (6,072)    (5,820)  (8,171)    (6,524)  (7,718)    (8,892)  (10,551)
   Net loss per share,
    basic and diluted......    (1.39)   (1.89)     (0.35)   (0.43)     (0.30)   (0.35)     (0.40)    (0.47)
   Weighted average shares
    used in per share
    calculation............    2,972    3,213     16,821   19,133     21,918   22,013     22,304    22,429

                                 EXHIBIT INDEX

   Exhibit
     No.                Description
   ------- -------------------------------------
    21.1   Subsidiary of Liquid Audio, Inc.
    23.1   Consent of PricewaterhouseCoopers LLP