Form 10-Q
period 2001-03-31
LIQUID AUDIO INC
filed 2001-05-15
CIK 1016613

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
_____________________.

                       Commission File Number 000-25977

                             ---------------------

                              LIQUID AUDIO, INC.
            (Exact name of registrant as specified in its charter)



              Delaware                                   77-0421089
-------------------------------------            --------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)



      2221 Broadway, Redwood City, CA                           94063
---------------------------------------------             -------------------
  (Address of  principal executive offices)                   (Zip Code)


                                (650) 549-2000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X       Yes  _____________No
                                    -------------

As of April 30, 2001, there were 22,541,959 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION..............................................................................   1
 ITEM 1.  FINANCIAL STATEMENTS.............................................................................   1
          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
          Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000
          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000
          Notes To Condensed Consolidated Financial Statements
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................................................  10
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  26
PART II. OTHER INFORMATION.................................................................................  27
 ITEM 1.  LEGAL PROCEEDINGS................................................................................  27
 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................  27

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................  28
SIGNATURES.................................................................................................  29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              LIQUID AUDIO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                        March 31,              December 31,
                                                                                         2001                     2000
                                                                                  ------------------       ------------------
Assets                                                                                 (unaudited)               (audited)
Current assets:
   Cash and cash equivalents..................................................              $114,307                 $ 96,398
   Short-term investments.....................................................                   495                   27,378
   Accounts receivable from third parties, net................................                   794                      725
   Accounts receivable from related parties, net..............................                 1,143                    1,253
   Other current assets.......................................................                 1,288                    2,307
                                                                                            --------                 --------
   Total current assets.......................................................               118,027                  128,061
                                                                                            --------                 --------
Investment in strategic partner...............................................                 1,035                    1,089
Property and equipment, net...................................................                 8,185                    8,860
Other assets..................................................................                   200                      200
                                                                                            --------                 --------
       Total assets...........................................................              $127,447                 $138,210
                                                                                            ========                 ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable............................................................              $  3,078                 $  3,314
  Accrued expenses and other current liabilities..............................                 4,301                    3,522
  Deferred revenue from third parties.........................................                   589                      440
  Deferred revenue from related parties.......................................                   986                      987
  Capital lease obligations, current portion..................................                   106                      120
  Equipment loan, current portion.............................................                   537                      589
                                                                                            --------                 --------
     Total current liabilities................................................                 9,597                    8,972
                                                                                            --------                 --------
Capital lease obligations, non-current portion................................                     6                       28
Equipment loan, non-current portion...........................................                    47                      143
Note payable to related party.................................................                   356                      393
                                                                                            --------                 --------
       Total liabilities......................................................                10,006                    9,536
                                                                                            --------                 --------
Stockholders' equity:
  Common stock................................................................                    23                       23
  Additional paid-in capital..................................................               202,858                  202,877
  Unearned compensation.......................................................                  (240)                    (333)
  Accumulated deficit.........................................................               (85,177)                 (73,910)
  Accumulated other comprehensive income......................................                   (23)                      17
                                                                                            --------                 --------
       Total stockholders' equity.............................................               117,441                  128,674
                                                                                            --------                 --------
       Total liabilities and stockholders' equity.............................              $127,447                 $138,210
                                                                                            ========                 ========

     See accompanying notes to condensed consolidated financial statements

                              LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        2001                2000
                                                                                    --------              ------
Net revenues:
 License......................................................................      $    290             $   231
 Services.....................................................................           425                 401
 Business development (related party).........................................           946               2,363
                                                                                    --------             -------
       Total net revenues.....................................................         1,661               2,995
                                                                                    --------             -------
Cost of net revenues:
 License......................................................................           159                  18
 Services.....................................................................           711                 521
 Non-cash cost of revenue.....................................................            83                   3
                                                                                    --------             -------
       Total cost of net revenues.............................................           953                 542
                                                                                    --------             -------
Gross profit..................................................................           708               2,453
Operating expenses:
 Sales and marketing..........................................................         4,656               3,497
 Non-cash sales and marketing.................................................             9                 105
 Research and development.....................................................         5,230               4,920
 Non-cash research and development............................................             9                  51
 General and administrative...................................................         3,194               1,908
 Non-cash general and administrative..........................................             5                  33
 Strategic marketing--equity instruments......................................           312                 561
                                                                                    --------             -------
       Total operating expenses...............................................        13,415              11,075
                                                                                    --------             -------
Loss from operations..........................................................       (12,707)             (8,622)
Other income (expense), net...................................................         1,659               2,314
Equity in net loss of investment..............................................          (219)               (216)
                                                                                    --------             -------
 Net loss.....................................................................      $(11,267)            $(6,524)
                                                                                    ========             =======

Net loss per share:
 Basic and diluted............................................................        $(0.50)             $(0.30)
                                                                                    ========             =======
 Weighted average shares......................................................        22,528              21,918
                                                                                    ========             =======


    See accompanying notes to condensed consolidated financial statements

                              LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                           Three Months Ended March 31,
                                                                                       -----------------------------------
                                                                                            2001                  2000
                                                                                       -------------          ------------
Cash flows from operating activities:
  Net loss....................................................................              $(11,268)         $ (6,524)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization............................................                 1,122               573
     Amortization of unearned compensation....................................                    24               192
     Allowance for doubtful accounts and sales returns reserve................                    18                23
     Equity in net loss of investments........................................                   219               216
     Strategic marketing-equity instruments...................................                   312               561
     Non-cash cost of revenue.................................................                    82                --
     Other....................................................................                   (37)              (14)
     Changes in assets and liabilities:
       Accounts receivable from third parties.................................                   (87)             (241)
       Accounts receivable from related parties...............................                   110                --
       Other assets...........................................................                   675                38
       Accounts payable.......................................................                  (236)              737
       Accrued expenses and other current liabilities.........................                   779             1,635
       Deferred revenue.......................................................                   148              (295)
                                                                                            --------          --------
       Net cash used in operating activities..................................                (8,139)           (3,099)
                                                                                            --------          --------
Cash flows from investing activities:
  Acquisition of property and equipment.......................................                  (446)           (2,032)
  Sales (purchases) of short-term investments, net............................                26,886           (87,180)
  Equity investment...........................................................                  (165)               --
                                                                                            --------          --------
       Net cash provided by (used in) investing activities....................                26,275           (89,212)
                                                                                            --------          --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of repurchases..................                    --                23
  Payments made under capital leases..........................................                   (36)              (52)
  Payments made under equipment loan..........................................                  (148)             (146)
                                                                                            --------          --------
       Net cash used in financing activities..................................                  (184)             (175)
                                                                                            --------          --------
Effect of exchange rates on cash and cash equivalents.........................                   (43)               --
                                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents..........................                17,909           (92,486)
Cash and cash equivalents at beginning of period..............................                96,398           138,692
                                                                                            --------          --------
Cash and cash equivalents at end of period....................................              $114,307          $ 46,206
                                                                                            ========          ========
Supplemental disclosures:
  Cash paid for interest......................................................              $     22          $     45
Non-cash investing and financing activities:
  Issuance of warrants in connection with strategic marketing
     agreements...............................................................              $     51          $    561

     See accompanying notes to condensed consolidated financial statements

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

Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

  These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 30, 2001.

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

                              LIQUID AUDIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                    March 31,            December 31,
                                                                                      2001                   2000
                                                                               -----------------      -----------------
Accounts receivable from third parties, net:
   Accounts receivable.........................................................          $ 1,397                $ 1,313
   Less: allowance for doubtful accounts and sales returns reserve.............             (603)                  (588)
                                                                                         -------                -------
                                                                                         $   794                $   725
                                                                                         =======                =======

  The allowance for doubtful accounts and sales returns reserve increased by $18,000 and $271,000 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. Write-offs against the allowance for doubtful accounts were $3,000 and $43,000 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

                                                                                    March 31,            December 31,
                                                                                      2001                   2000
                                                                               -----------------      -----------------
Property and equipment:
   Computer equipment and purchased software...................................          $12,230                $12,190
   Website and software development costs......................................              726                    399
   Furniture and fixtures......................................................              775                    774
   Leasehold improvements......................................................              708                    682
                                                                                         -------                -------
                                                                                          14,440                 14,045
   Less: accumulated depreciation and amortization.............................           (6,255)                (5,185)
                                                                                         -------                -------
                                                                                         $ 8,185                $ 8,860
                                                                                         =======                =======

  Property and equipment includes $784,000 of equipment under capital leases at March 31, 2001 and December 31, 2000. Accumulated depreciation and amortization for equipment under capital leases was $748,000 and $734,000 at March 31, 2001 and December 31, 2000, respectively.

                                                                                    March 31,           December 31,
                                                                                      2001                  2000
                                                                                -----------------     -----------------
Accrued expenses and other current liabilities:
  Compensation and benefits....................................................           $2,226                $2,321
  Consulting and professional services.........................................            1,280                   475
  Accrued marketing expenses...................................................               74                    48
  Other........................................................................              720                   678
                                                                                          ------                ------
                                                                                          $4,300                $3,522
                                                                                          ======                ======

NOTE 3 - RELATED PARTIES:

Investment in Liquid Audio Japan

  In April 1998, the Company signed an agreement with a strategic partner (the "Strategic Partner") to establish a Japanese corporation, Liquid Audio Japan ("LAJ"). LAJ is the exclusive reseller and distributor of the Company's software products in Japan. In March 1999, the Company purchased 18% of the issued and outstanding shares in LAJ from the Strategic Partner for $378,000. Due to significant doubt regarding recoverability and the significant losses that were expected to be incurred during LAJ's initial operating periods, the initial investment of $378,000 was immediately written off. The Company retains the option, expiring on December 31, 2003, to purchase up to

20% of the capital of LAJ from the Strategic Partner, at the then fair market value of LAJ's shares. The Company also has a put option whereby the Company can require the Strategic Partner to purchase its shares in LAJ at the then fair market value, if certain performance measures of LAJ, as defined, are not met. The Company's purchase of shares in LAJ was funded by a loan from a related entity of the Japanese Strategic Partner. This loan, denominated in Japanese yen, is repayable on December 31, 2003. Interest on the loan bears interest at 0.5% above a Japanese bank's prime rate (2.6% at December 31, 2000) and is payable quarterly. The loan is classified in the balance sheet as a non-current note payable to a related party and recorded at the prevailing exchange rate at March 31, 2001 and December 31, 2000.

  In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company's ownership in LAJ reducing to 6.92%. The Company booked an investment in LAJ of $1,959,000, which was recorded as additional paid in capital as prescribed by SAB Topic No. 5, "Miscellaneous Accounting," to reflect the increase in the Company's share of LAJ's net assets. The Company's ownership percentage was further reduced to 6.81% during the year ended December 31, 2000 due to an increase in LAJ's total outstanding shares.

  In March 2001, the Company exercised its option to purchase additional shares of LAJ from the Strategic Partner for $165,000. As a result, the Company's ownership increased to 9.81%.

  The fair value of the Company's ownership in LAJ, based on the quoted trading price, was approximately $7.1 million at March 31, 2001.

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

Other transactions

Total business development revenues are summarized as follows (in thousands):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                             2001             2000
                                                                                    -------------    -------------
     Liquid Audio Japan and strategic partner.....................................          $ 946           $2,363
     Liquid Audio South East Asia and strategic partner...........................             --               --
     Liquid Audio Greater China and strategic partner.............................             --               --
     Liquid Audio Korea and strategic partner.....................................             --               --
                                                                                    -------------    -------------
                                                                                            $ 946           $2,363
                                                                                    =============    =============

  Of the total fees earned from Liquid Audio Japan and strategic partner, $946,000 and $2,196,000 were earned from Liquid Audio Japan and relate to software licensing and maintenance fees in the three months ended March 31, 2001 and 2000, respectively, and $167,000 were earned from the strategic partner in Liquid Audio Japan in the three months ended March 31, 2000, and relate to a non-refundable service fee of $1,000,000 received in March 1999 and recognized ratably over the one-year term of the service agreement. At March 31, 2001 and December 31, 2000, fees billed or received in advance of recognition as business development revenues were $986,000 and $987,000, respectively. These amounts are classified as deferred revenue from related parties on the balance sheet.

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

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    ---------------------------------
                                                                                          2001               2000
                                                                                    --------------      -------------
Numerator:
   Net loss....................................................................           $(11,267)           $(6,524)
                                                                                          ========            =======
Denominator:
  Weighted average shares......................................................             22,542             21,941
  Weighted average unvested common shares subject to repurchase................                (14)               (23)
                                                                                          --------            -------
     Denominator for basic and diluted calculation.............................             22,528             21,918
                                                                                          ========            =======
Net loss per share:
   Basic and diluted...........................................................           $  (0.50)           $ (0.30)
                                                                                          ========            =======

  The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                        --------------------------------
                                                                                                 2001               2000
                                                                                        -------------     --------------
    Common stock options...........................................................             2,745              1,670
    Common stock warrants..........................................................               875                609
    Unvested common stock subject to repurchase....................................                10                 95

NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:


  In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $506,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2000.

  In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current market data. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current market data. In the three months ended March 31, 2001, $0, $0 and $17,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the three months ended March 31, 2000, $223,000, $(168,000) and $0 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively.

  In July 2000, the Company signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using the Company's technology. Pursuant to this agreement, the Company issued 150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and are being recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2001.

  In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and are being recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $49,000 was recognized as non-cash cost of net revenues in the three months ended March 31, 2001. Additionally, the Company granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current market data. At March 31, 2001, the 77,768 shares under this warrant was valued at $143,000, of which $33,000 was recognized as non-cash cost of net revenues. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of the Company's common stock upon BMG renewing the agreement at each renewal date.

NOTE 6 - SUBSEQUENT EVENT:

  In May 2001, the Company announced a corporate restructuring program that included a reduction in the number of employees of approximately forty percent across all departments, a consolidation of its three Redwood City, California offices in one facility and other expense management initiatives. The Company is de-emphasizing its efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. The restructuring program is intended to reduce expenses to preserve the Company's cash position while the digital music market develops. The Company plans to focus on software licensing and digital music delivery services that complement its secure digital download business. The Company plans to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both the Company's core digital download services and its player software licensing business. A restructuring charge of approximately $3.5 to $4.0 million is expected to be recorded in the three months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth under the caption "Additional Factors Affecting Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with "Management's Discussion and Analysis" included in our 2000 Form 10-K.

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

  In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 8%, 6% and 1% of total net revenues in the three months ended March 31, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

  To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence (VSOE) of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." When VSOE of fair value does not exist for the undelivered elements, we recognize the total fee from a business development contract ratably over the term of the contract. We also license our software products to record companies, artists and websites. Software license revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists are recognized over the service period, typically one year. We intend to increase our services revenues by significantly expanding our music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consists of software licenses and services revenue from equipment and kiosk-related services. We bear full credit risk with respect to substantially all sales.

  Business development revenues as a percentage of total net revenues were 57%, 63% and 48% in the three months ended March 31, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Liquid Audio Korea (LAK) stopped making its contractual payments as scheduled. LAK is undergoing a recapitalization through the addition of new investment partners so that it can continue making its payments to us. Until such time contractual payments are resumed, we are deferring recognition of revenue from LAK. In late 2000, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner did not make their contractual payments as scheduled. We are pursuing collection for the missed payments. No revenue will be recognized until payments are on schedule. We may be unsuccessful in receiving any additional payments from these customers.

  In the first quarter of 2001, approximately 57% of total net revenues came from sales to one customer, Liquid Audio Japan. In 2000, approximately 53% of total net revenues came from sales to two customers, Liquid Audio Japan and Liquid Audio South East Asia through our strategic partner. In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. International revenues represented approximately 65%, 69% and 49% of total net revenues in the three months ended March 31, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. We expect international revenues will continue to represent a significant portion of our total net revenues.

  In May 2001, we announced a corporate restructuring program that included a reduction in the number of employees of approximately forty percent across all departments, a consolidation of our three Redwood City, California offices in one facility and other expense management initiatives. We are de-emphasizing our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. The restructuring program is intended to reduce expenses to preserve our cash position while the digital music market develops. We plan to focus on software licensing and digital music delivery services that complement our secure digital download business. We plan to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. We expect to record a restructuring charge of approximately $3.5 to $4.0 million in the second quarter of 2001.

  We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of March 31, 2001 we had an accumulated deficit of approximately $85.2 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations
----------------------

  The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                             2001           2000
Net revenues:
 License...........................................................................            17%             8%
 Services..........................................................................            26             13
 Business development (related party)..............................................            57             79
                                                                                            -----          -----
   Total net revenues..............................................................           100            100
                                                                                            -----          -----
Cost of net revenues:
 License...........................................................................             9              1
 Services..........................................................................            43             17
 Non-cash cost of revenue..........................................................             5             --
                                                                                            -----          -----
   Total cost of net revenues......................................................            57             18
                                                                                            -----          -----
Gross profit.......................................................................            43             82
                                                                                            -----          -----

Operating expenses:
 Sales and marketing...............................................................           280            117
 Non-cash sales and marketing......................................................             1              4
 Research and development..........................................................           315            164
 Non-cash research and development.................................................             1              2
 General and administrative........................................................           192             64
 Non-cash general and administrative...............................................            --              1
 Strategic marketing-equity instruments............................................            19             18
                                                                                            -----          -----
   Total operating expenses........................................................           808            370
                                                                                            -----          -----
Loss from operations...............................................................          (765)          (288)
Other income (expense), net........................................................           100             77
Equity in net loss of investment...................................................           (13)            (7)
                                                                                            -----          -----
Net loss...........................................................................         (678)%         (218)%
                                                                                            =====          =====


Three Months Ended March 31, 2001 and 2000

Total Net Revenues

  Total net revenues decreased 45% to $1.7 million for the three months ended March 31, 2001 from $3.0 million in the comparable period of 2000.

  License. License revenues increased 26% to $290,000 for the three months ended March 31, 2001 from $231,000 in the comparable period of 2000. This increase is due to Liquid Player license fees received under agreements with a hardware manufacturer in which the manufacturer delivers a custom-branded version of the software with certain of their compact disc recorder (CD-R) devices they sell. These fees were higher than licensing fees related to digital music kiosk sales and Secure Portable Player Protocol (SP3) technical architecture and reference specification in the comparable quarter in 2000.

  Services. Services revenues increased 6% to $425,000 for the three months ended March 31, 2001 from $401,000 in the comparable period of 2000. This increase was due primarily to increases in encoding services in the 2001 period.

  Business Development (Related Party). Business development revenues decreased 60% to $946,000 for the three months ended March 31, 2001 from $2.4 million in the comparable period of 2000. The decrease was due to lower software licensing and related maintenance revenues recognized under the software license contract with Liquid Audio Japan in the 2001 period. Revenue for both periods relate solely to Liquid Audio Japan and its strategic partner.

Total Cost of Net Revenues

  Our gross profit decreased to approximately 43% of total net revenues for the three months ended March 31, 2001 from approximately 82% of total net revenues in the comparable period of 2000. Total cost of net revenues increased 76% to $953,000 in the 2001 period from $542,000 in the 2000 period.

  License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 783% to $159,000 for the three months ended March 31, 2001 from $18,000 in the comparable period of 2000. Cost of license revenues increased due to the addition of technology licenses in 2001 and product mix differences.

  Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues increased 36% to $711,000 for the three months ended March 31, 2001 from $521,000 in the comparable period of 2000. The increase in cost of services revenues was due to the write-off of kiosk-related inventory due to de-emphasizing the kiosk product line in connection with our announced corporate restructuring, and the addition of encoding, customer service and professional services personnel.

  Non-Cash Cost of Revenues. Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and are being recognized ratably over the initial one-year term of the agreement; as a result, $49,000 was recognized as non-cash cost of revenues. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current market data. At March 31, 2001, the 77,768 shares under this warrant were valued at $143,000, of which $33,000 was recognized as non-cash cost of revenues. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of our common stock upon BMG renewing the agreement at each renewal date. Stock compensation expense for customer service, encoding and professional services personnel were $1,000 and $3,000 for the three months ended March 31, 2001 and 2000, respectively. We expect quarterly amortization related to these options to be less than $1,000 per quarter during 2001 and annual amortization to be approximately $1,000 in 2002. These future compensation charges would be reduced if any customer service, encoding or professional services employee terminates employment prior to the expiration of the employee's option vesting period.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses increased 33% to $4.7 million for the three months ended March 31, 2001 from $3.5 million in the comparable period of 2000. This increase was primarily due to increases in the number of sales and marketing personnel, advertising and promotional programs. We expect that sales and marketing expenses will decrease in absolute dollars in future periods due to the corporate restructuring and expense management initiatives.

  Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses increased 6% to $5.2 million for the three months ended March 31, 2001 from $4.9 million in the comparable period of 2000. This increase was primarily due to increases in the number of personnel and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure. We expect that research and development expenses will decrease in absolute dollars in future periods due to the corporate restructuring and expense management initiatives.

  General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 67% to $3.2 million for the three months ended March 31, 2001 from $1.9 million in the comparable period of 2000. This increase was primarily due to legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings"), professional services fees and increases in the number of personnel and outside contractors needed to support the growth of our business. We expect that general and administrative expenses will decrease in absolute dollars due to the corporate restructuring and expense management initiatives.

  Strategic Marketing--Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-
18. Strategic marketing-equity instruments expense was $312,000 and $561,000 in the three months ended March 31, 2001 and 2000, respectively. In June 1999, we signed an advertising agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $506,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2000. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current market data. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current market data. In the three months ended March 31, 2001, $0, $0 and $17,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the three months ended March 31, 2000, $223,000, $(168,000) and $0 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and are being recognized ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2001.

  Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to March 31, 2001 was $3.8 million. We recognized $23,000 and $189,000 of stock compensation expense for the three months ended March 31, 2001 and 2000, respectively. We expect quarterly amortization related to those options to be between $66,000 and $40,000 per quarter during the remainder of 2001 and annual amortization to be approximately $76,000 during 2002. These future compensation charges would be reduced if any sales and marketing, research and development and general and administrative employee terminates employment prior to the expiration of the employee's option vesting period.

  Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $1.7 million for the three months ended March 31, 2001 from $2.3 million in the comparable period of 2000. This decrease was primarily due to interest received on higher average cash and cash equivalent balances in the 2000 period resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

  Equity in Net Loss of Investment. Equity in net loss of investment consist of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Equity in net loss of investment was $219,000 and $216,000 for the three months ended March 31, 2001 and 2000, respectively. The expenses represent our share of the loss of Liquid Audio Japan.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2001, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At March 31, 2001, we had approximately $114.8 million of cash, cash equivalents and short-term investments.

  Net cash used in operating activities was $8.1 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations, depreciation and amortization of $1.1 million, amortization of unearned compensation of $24,000, strategic marketing-equity instruments charges of $312,000, non-cash cost of revenue of $82,000, an increase in the allowance for doubtful accounts and sales returns reserve by $18,000, equity investment losses of $219,000, other charges of $(37,000) and a net increase in working capital items by $1.4 million. The net increase in working capital items include a decrease in accounts receivable by $23,000, decrease in other assets by $675,000, decrease in accounts payable by $236,000, increase in accrued expenses and other liabilities by $779,000 and an increase in deferred revenue by $148,000. Net cash used for operating activities in the 2000 period was primarily the result of net losses from operations, depreciation and amortization of $573,000, amortization of unearned compensation of $192,000, strategic marketing-equity instruments charges of $561,000, an increase in the allowance for doubtful accounts and sales returns reserve by $23,000, equity investment losses of $216,000, other charges of $(14,000) and a net increase in working capital items by $1.9 million. The net increase in working capital items include an increase in accounts receivable by $241,000, decrease in other assets by $38,000, increase in accounts payable by $737,000, increase in accrued expenses and other liabilities by $1.6 million and a decrease in deferred revenue by $295,000.

  Net cash provided by (used in) investing activities was $26.3 million and $(89.2) million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by (used in) investing activities in each of these periods was related to net sales (purchases) of short-term investments and the acquisition of property and equipment in both periods.

  Net cash used financing activities was $184,000 and $175,000 for the three months ended March 31, 2001 and 2000, respectively. The net cash used in financing activities for both periods is due primarily to payments made under our equipment loan and capital leases.

  We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through March 31, 2001. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of March 31, 2001, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $2.3 million as of March 31, 2001 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $356,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

  We have no material commitments for capital expenditures or strategic investments and anticipate a decline in the rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Market Risk

  At March 31, 2001, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $114.8 million. We had a related party loan at March 31, 2001 of $356,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

  As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products and services more expensive and therefore, reduce the demand for our products and services. Reduced demand for our products and services could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and as a result, could incur unanticipated gains or losses.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

  Our accumulated deficit as of March 31, 2001 was approximately $85.2 million. We had net losses of approximately $24.2 million and $33.7 million in 1999 and 2000, respectively, and $11.3 million in the three months ended March 31, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

  Several of our significant customers, including our international partners Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of March 31, 2001, 24% and 76% of our trade accounts receivable and receivables from related parties, respectively, or $188,000 and $873,000, respectively, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our business might be harmed.

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

Our Revenues Would Be Negatively Effected by the Loss of a Significant Customer

  We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for 1999, 2000 and the three months ended March 31, 2001 represented approximately 86%, 78% and 91%, respectively, of our total net revenues. The loss of any significant customer or any significant reduction of total net revenues generated by significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

  From time to time, we receive letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their patent rights. Such claims may result in our being involved in litigation. Although we do not believe we infringe the proprietary rights of any party, we cannot assure you that parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might harm our business. See "Other Information--Legal Proceedings."

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

  On August 14, 2000, a former employee filed a charge of discrimination with the California Department of Fair Employment and Housing against us, and several of our employees and former employees. The charge alleges sexual harassment and unlawful retaliation. While we believed the charge was without merit, we reached an out-of-court settlement in April 2001 with the former employee whereby we agreed to pay her $40,000.

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

  From the time of receipt through March 31, 2001, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  None.

   (b)  Reports on Form 8-K

  None.

                              LIQUID AUDIO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    May 15, 2001         LIQUID AUDIO, INC.


                              /s/ Gerald W. Kearby
                              -------------------------------------------------
                              GERALD W. KEARBY
                              President, Chief Executive Officer and Director (Principal Executive Officer)


                              /s/ Michael R. Bolcerek
                              -------------------------------------------------
                              MICHAEL R. BOLCEREK
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)