Form 10-Q
period 2001-06-30
LIQUID AUDIO INC
filed 2001-08-14
CIK 1016613

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _____________________.

                        Commission File Number 000-25977

                                   ----------

                               LIQUID AUDIO, INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                                  77-0421089
       -------------------------------                   -----------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)



      800 Chesapeake Drive, Redwood City, CA                   94063
     -----------------------------------------               ----------
     (Address of  principal executive offices)               (Zip Code)


                                 (650) 549-2000
              ---------------------------------------------------
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

As of July 31, 2001, there were 22,633,624 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1.  FINANCIAL STATEMENTS...............................................1
              Condensed Consolidated Balance Sheets as of
                 June 30, 2001 and December 31, 2000
              Condensed Consolidated Statements of Operations for
                 the three and six months ended June 30, 2001 and 2000
              Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 2001 and 2000
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ......................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........31

PART II. OTHER INFORMATION....................................................32

   ITEM 1. LEGAL PROCEEDINGS..................................................32
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................32

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................33

SIGNATURES....................................................................34

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                               Liquid Audio, Inc.
                      Condensed CONSOLIDATED Balance SheetS
                                 (in thousands)

                                                                June 30,     December 31,
                                                                 2001           2000
                                                              ----------     ------------
                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................     $ 103,645      $  96,398
     Short-term investments .............................          --           27,378
     Accounts receivable from third parties, net ........           295            725
     Accounts receivable from related parties, net ......           506          1,253
     Other current assets ...............................           648          2,307
                                                              ---------      ---------
         Total current assets ...........................       105,094        128,061
                                                              ---------      ---------

Restricted cash and cash equivalents ....................           826           --
Investment in strategic partner .........................           154          1,089
Property and equipment, net .............................         5,591          8,860
Other assets ............................................           170            200
                                                              ---------      ---------
              Total assets ..............................     $ 111,835      $ 138,210
                                                              =========      =========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ...................................     $   2,267      $   3,314
     Accrued expenses and other current liabilities .....         3,979          3,522
     Deferred revenue from third parties ................           301            440
     Deferred revenue from related parties ..............           876            987
     Capital lease obligations, current portion .........            69            120
     Equipment loan, current portion ....................           437            589
                                                              ---------      ---------
         Total current liabilities ......................         7,929          8,972
                                                              ---------      ---------
Capital lease obligations, non-current portion ..........          --               28
Equipment loan, non-current portion .....................          --              143
Note payable to related party ...........................           361            393
                                                              ---------      ---------
              Total liabilities .........................         8,290          9,536
                                                              ---------      ---------
Stockholders' equity:
     Common stock .......................................            23             23
     Additional paid-in capital .........................       202,858        202,877
     Unearned compensation ..............................          (101)          (333)
     Accumulated deficit ................................       (99,211)       (73,910)
     Accumulated other comprehensive income (loss) ......           (24)            17
                                                              ---------      ---------
              Total stockholders' equity ................       103,545        128,674
                                                              ---------      ---------
              Total liabilities and stockholders' equity      $ 111,835      $ 138,210
                                                              =========      =========


      See accompanying notes to condensed consolidated financial statements

                               LIQUID AUDIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ----------------------      ---------------------
                                                                       2001          2000          2001          2000
                                                                     --------      --------      --------      --------
Net revenues:
    License....................................................      $    194      $    612      $    484      $    843
    Services ...................................................          362         1,215           787         1,616
    Business development (related party) .......................          468         1,627         1,414         3,990
                                                                     --------      --------      --------      --------
              Total net revenues ...............................        1,024         3,454         2,685         6,449
                                                                     --------      --------      --------      --------
Cost of net revenues:
    License ....................................................          128            78           287            96
    Services ...................................................          364           849         1,075         1,370
    Business development (related party) .......................         --              68          --              68
    Non-cash cost of revenue ...................................           98            (4)          181            (1)
                                                                     --------      --------      --------      --------
              Total cost of net revenues .......................          590           991         1,543         1,533
                                                                     --------      --------      --------      --------
Gross profit ...................................................          434         2,463         1,142         4,916
Operating expenses:
    Sales and marketing ........................................        3,061         4,248         7,717         7,745
    Non-cash sales and marketing ...............................          (72)           86           (63)          191
    Research and development ...................................        4,731         5,842         9,961        10,762
    Non-cash research and development ..........................          (26)          (25)          (17)           26
    General and administrative .................................        3,078         1,410         6,272         3,318
    Non-cash general and administrative ........................          (21)           16           (16)           49
    Strategic marketing--equity instruments ....................          340           514           652         1,075
    Restructuring ..............................................        3,672          --           3,672          --
                                                                     --------      --------      --------      --------
              Total operating expenses .........................       14,763        12,091        28,178        23,166
                                                                     --------      --------      --------      --------
Loss from operations ...........................................      (14,329)       (9,628)      (27,036)      (18,250)
Other income (expense), net ....................................        1,176         2,147         2,835         4,461
Net loss in equity investment ..................................         (881)         (237)       (1,100)         (453)
                                                                     --------      --------      --------      --------
    Net loss ...................................................     $(14,034)     $ (7,718)     $(25,301)     $(14,242)
                                                                     ========      ========      ========      ========
Net loss per share:
    Basic and diluted ..........................................     $  (0.62)     $  (0.35)     $  (1.12)     $  (0.65)
                                                                     ========      ========      ========      ========
    Weighted average shares ....................................       22,593        22,013        22,563        21,806
                                                                     ========      ========      ========      ========


      See accompanying notes to condensed consolidated financial statements

                               Liquid Audio, Inc.
                 Condensed CONSOLIDATED StatementS of Cash Flows
                            (in thousands; unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
Cash flows from operating activities:
     Net loss .......................................................     $ (25,301)     $ (14,242)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..............................         2,193          1,461
         Amortization of unearned compensation ......................          (101)           265
         Allowance for doubtful accounts and sales returns reserve ..         1,055            133
         Net loss in equity investment ..............................         1,100            453
         Strategic marketing-equity instruments .....................           652          1,075
         Non-cash cost of revenue ...................................           186           --
         Loss on disposal of and write-down of property and equipment         1,742           --
         Common stock issued for legal settlement ...................          --              354
         Other ......................................................           (32)           (13)
         Changes in assets and liabilities:
              Accounts receivable from third parties ................           379         (1,083)
              Accounts receivable from related parties ..............          (257)        (1,181)
              Other assets ..........................................           176           (136)
              Accounts payable ......................................        (1,047)         1,770
              Accrued expenses and other current liabilities ........           457            269
              Deferred revenue from third parties ...................          (139)            85
              Deferred revenue from related parties .................          (111)            49
                                                                          ---------      ---------
              Net cash used in operating activities .................       (19,048)       (10,741)
                                                                          ---------      ---------
Cash flows from investing activities:
     Acquisition of property and equipment ..........................          (689)        (3,280)
     Proceeds from sale of fixed assets .............................            25           --
     Sales (purchases) of short-term investments, net ...............        27,384        (45,442)
     Equity investment ..............................................          (165)          --
                                                                          ---------      ---------
              Net cash provided by (used in) investing activities ...        26,555        (48,722)
                                                                          ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of repurchases .....           163            705
     Payments made under capital leases .............................           (79)           (92)
     Payments made under equipment loan .............................          (295)          (294)
                                                                          ---------      ---------

              Net cash provided by (used in) financing activities ...          (211)           319
                                                                          ---------      ---------

Effect of exchange rates on cash and cash equivalents ...............           (49)          --
                                                                          ---------      ---------

Net increase (decrease) in cash and cash equivalents ................         7,247        (59,144)
Cash and cash equivalents at beginning of period ....................        96,398        138,692
                                                                          ---------      ---------

Cash and cash equivalents at end of period ..........................     $ 103,645      $  79,548
                                                                          =========      =========
Supplemental disclosures:

     Cash paid for interest .........................................     $      40      $      89

Non-cash investing and financing activities:
     Issuance of warrants in connection with strategic marketing
         agreements .................................................     $     151      $   1,075
     Issuance of common stock upon exercise of warrant ..............     $    --        $     107
     Issuance of common stock for intellectual property .............     $    --        $      16



      See accompanying notes to condensed consolidated financial statements

                               LIQUID AUDIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2001.

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

Revenue recognition

     Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable as prescribed in Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value for the service elements is based upon the standard hourly rate the Company charges for services when such services are sold separately. VSOE of fair value for annual maintenance is established based upon the optional stated renewal rate. When VSOE of fair value exist for all undelivered elements, the Company accounts for the delivered elements, primarily the license portion, based upon the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." The Company recognizes revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

                               LIQUID AUDIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Restricted cash

     At June 30, 2001, the Company had a cash balance of $826,000 in the form of certificates of deposit which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company's bank to the Company's lessor as security deposit on a long-term lease.

Principles of consolidation

     The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") No. 16, Business Combinations. The provisions of SFAS No. 141 are required to be adopted July 1, 2001. The most significant changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be adopted as of January 1, 2002 for calendar-year entities. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company adopted SFAS No. 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of SFAS No. 142 for any business combination

                               LIQUID AUDIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



consummated on or after July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations. The Company believes that adopting SFAS No. 141 and 142 will not have a material impact on its financial position or results of operations.


NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                           June 30,    December 31,
                                                                              2001         2000
                                                                            -------    ------------
Accounts receivable from third parties, net:
        Accounts receivable ...........................................     $   886      $ 1,313
        Less: allowance for doubtful accounts and sales returns reserve        (591)        (588)
                                                                            -------      -------
                                                                            $   295      $   725
                                                                            =======      =======

     The allowance for doubtful accounts and sales returns reserve increased by $51,000 and $271,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Write-offs against the allowance for doubtful accounts and sales returns reserve were $48,000 and $43,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

                                                                            June 30,    December 31,
                                                                              2001          2000
                                                                            --------    ------------
Accounts receivable from related parties, net:
        Accounts receivable ...........................................     $ 1,555        $ 1,298
        Less: allowance for doubtful accounts and sales returns reserve      (1,049)           (45)
                                                                            -------        -------
                                                                            $   506        $ 1,253
                                                                            =======        =======

     The allowance for doubtful accounts and sales returns reserve increased by $1,004,000 and $45,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. No write-offs against the allowance for doubtful accounts and sales returns reserve were made for the six months ended June 30, 2001 and the year ended December 31, 2000.

                                                                          June 30,     December 31,
                                                                            2001           2000
                                                                          --------      ---------
Property and equipment:
     Computer equipment and purchased software .......................     $ 12,248      $ 12,190
     Website and software development costs ..........................          235           399
     Furniture and fixtures ..........................................          829           774
     Leasehold improvements ..........................................          690           682
                                                                           --------      --------
                                                                             14,002        14,045
     Less:
         Accumulated depreciation and amortization....................       (7,169)       (5,185)
         Asset impairment ............................................       (1,242)         --
                                                                           --------      --------
                                                                           $  5,591      $  8,860
                                                                           ========      ========

Property and equipment includes $195,000 and 784,000 of equipment under capital leases at June 30, 2001 and December 31, 2000, respectively. Accumulated depreciation and amortization for equipment under capital leases was $174,000 and $734,000 at June 30, 2001 and December 31, 2000, respectively.

                                                   June 30,  December 31,
                                                     2001       2000
                                                   --------  ------------
Accrued expenses and other current liabilities:
    Compensation and benefits .................     $1,667     $2,321
    Restructuring .............................        824       --
    Consulting and professional services ......        454        475
    Accrued marketing expenses ................         87         48
    Other .....................................        947        678
                                                    ------     ------
                                                    $3,979     $3,522
                                                    ======     ======


NOTE 3 - RELATED PARTIES:

Investment in Liquid Audio Japan

     The Company owns 9.76% of the outstanding shares of Liquid Audio Japan ("LAJ") and accounts for its investment under the equity method of accounting. The Company's proportionate share of loss for the six months ended June 30, 2001 is $1,100,000.

     LAJ stopped making its contractual payment as scheduled. Accordingly, no revenue was recognized during the three months ended June 30, 2001. In June 2001, the Company and LAJ mutually agreed to terminate the licensing and reseller agreements between the two companies. As a result, Liquid Audio Japan will rename its company and no longer distribute the Company's technology nor utilize the Company's digital distribution platform to offer services to the Japanese music market. According to the mutual termination agreement, Liquid Audio Japan has approximately 90 days to cease using Liquid Audio trademarks, including the company name; return all of the Company's products, technology and licenses; and, transition existing customer relationships to the Company. The Company intends to continue working with its Japanese customers and plans to establish a new office in Tokyo to directly service and manage existing relationships and to build new ones with label, retail and consumer electronic companies.

Investment in Liquid Audio Korea

     In December 1998, the Company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea Co. Ltd. ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea. LAK is the exclusive reseller and distributor of the Company's software products in Korea, under an agreement expiring on December 31, 2003. The recapitalization of LAK has not been finalized and LAK is still unable to resume its contractual payments. Accordingly, the Company is deferring revenue from LAK until such time the recapitalization is finalized and contractual payments are resumed.

Liquid Audio Greater China

     In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China ("LAGC"). LAGC is the exclusive reseller of the Company's products in Taiwan and Hong Kong and will work to develop business services that enable the digital delivery of music in those local markets. The Company owns 40% of the outstanding common stock of LAGC and accounts for its investment in LAGC using the equity method of accounting. LAGC stopped making its contractual payments in late 2000 as scheduled and the Company has recognized revenue from LAGC up to the amount of cash received which was attributable to the outstanding receivable.

Liquid Audio South East Asia

     In September 2000, the Company signed an agreement with a strategic partner to establish a Singaporean corporation, Liquid Audio South East Asia ("LASE"). LASE is the exclusive reseller of the Company's products in Singapore, Thailand, Malaysia, Indonesia, Philippines, Australia and New Zealand and will work to develop business services that enable the digital delivery of music in those local markets. The strategic partner of LASE did not make its contractual payments in late 2000 as scheduled. Until such time contractual payments are made, the Company is deferring recognition of revenue from LASE.

Total business development revenue

     Total business development revenues are summarized as follows (in thousands):

                                                      Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                      ------------------     -----------------
                                                        2001       2000       2001       2000
                                                       ------     ------     ------     ------
Liquid Audio Japan and strategic partner .........     $ --       $  980     $  946     $3,343
Liquid Audio South East Asia and strategic partner       --         --         --         --
Liquid Audio Greater China and strategic partner .        468        353        468        353
Liquid Audio Korea and strategic partner .........       --          294       --          294
                                                       ------     ------     ------     ------
                                                       $  468     $1,627     $1,414     $3,990
                                                       ======     ======     ======     ======

     Of the total fees earned from Liquid Audio Japan and strategic partner, $167,000 were earned from the strategic partner in Liquid Audio Japan in the six months ended June 30, 2000, and relate to a non-refundable service fee of $1,000,000 received in March 1999 and recognized ratably over the one-year term of the service agreement. The remaining amounts earned from Liquid Audio Japan and strategic partner relate to software licensing and maintenance fees for all other periods

     The total fees earned from Liquid Audio South East Asia through the strategic partner, Liquid Audio Greater China and Liquid Audio Korea primarily consist of software licensing and maintenance fees.

     At June 30, 2001 and December 31, 2000, fees billed or received in advance of recognition as business development revenues were $876,000 and $987,000, respectively. These amounts are classified as deferred revenue from related parties on the balance sheet.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                         -------------------------       ------------------------
                                                            2001            2000           2001           2000
                                                         -----------     ---------       --------    ------------
     Numerator:
          Net loss..................................     $  (14,034)      $ (7,718)      $(25,301)    $(14,242)
                                                         ==========       ========       ========     ========
     Denominator:
          Weighted average shares...................         22,602         22,107         22,572       21,921
          Weighted average unvested common shares
             subject to repurchase                               (9)           (94)            (9)        (115)
                                                         ----------       --------       --------     --------

          Denominator for basic and diluted calculation      22,593         22,013         22,563       21,806
                                                         ==========       ========       ========     ========
     Net loss per share:
          Basic and diluted.........................       $  (0.62)      $  (0.35)      $  (1.12)     $ (0.65)
                                                         ==========       ========       ========     ========


     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                              -----------------------    -----------------------
                                                                2001         2000          2001         2000
                                                              -------    ----------    ---------    ----------
     Common stock options.................................       2,960         1,975        2,891         1,787
     Common stock warrants................................         875           578          875           592
     Unvested common stock subject to repurchase..........           9            94            9           115


NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

     In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $844,000 was recognized as strategic marketing-equity instruments expense in the six months ended June 30, 2000.

     In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August

2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current fair market value. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current fair market value. In the six months ended June 30, 2001, $0, $0 and $61,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the six months ended June 30, 2000, $445,000, $(214,000) and $0 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively.

     In July 2000, the Company signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using the Company's technology. Pursuant to this agreement, the Company issued 150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and are being recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in the six months ended June 30, 2001.

     In December 2000, the Company signed an agreement with BMG Entertainment ("BMG") to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and are being recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $96,000 was recognized as non-cash cost of net revenues in the six months ended June 30, 2001. Additionally, the Company granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current fair market value. At June 30, 2001, the 77,768 shares under this warrant was valued at $178,000, of which $90,000 was recognized as non-cash cost of net revenues in the six months ended June 30, 2001. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of the Company's common stock upon BMG renewing the agreement at each renewal date.

NOTE 6 - RESTRUCTURING:

     In May 2001, the Company adopted a corporate restructuring program to reduce expenses to preserve the Company's cash position while the digital music market develops. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. A restructuring charge of $3,672,000 was recorded in operating expense in the three months ended June 30, 2001.

     The restructuring charge included involuntary employee separation costs of $1,116,000 for 79 employees worldwide, 20 in sales and marketing, 32 in research and development, 13 in general and administrative and 6 in operations functions in the U.S., and 2 in sales and marketing, 3 in research and development and 3 in operations functions outside the U.S.

     Lease costs of $824,000 were accrued in the three months ended June 30, 2001 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

     Asset impairment costs of $1,732,000 were recorded, primarily for property and equipment, furniture and fixtures, computer software and leasehold improvements for assets no longer in use from de-emphasized business lines, reductions in workforce and excess facilities.

     A summary of the restructuring cost is outlined as follows (in thousands):



                                                   Severance                           Asset
                                                  and Benefits     Facilities       Impairments          Total
                                                  -------------    -----------     --------------    -----------
     Severance and benefits.....................  $      1,116       $     --        $        --     $     1,116
     Accrued lease costs........................            --            824                 --             824
     Property and equipment impairment..........            --             --              1,732           1,732
                                                  ------------     ----------        -----------     -----------
     Total......................................         1,116            824              1,732           3,672

     Cash paid..................................        (1,116)            --                 --          (1,116)
     Non-cash...................................            --             --             (1,732)         (1,732)
                                                  ------------     ----------        -----------     -----------
          Restructuring reserve balance at June
              30, 2001..........................  $         --     $      824        $        --     $       824
                                                  ============     ==========        ===========     ===========

      Remaining cash expenditures related to net lease expense due to the consolidation of facilities will be paid over the lease terms through the second quarter of 2002.

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

     While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

Overview

     We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music using our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network ("LMN"), a syndicated network that currently links over 1,000 affiliated music-related and music retailer websites.

     In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 8%, 6% and 1% of total net revenues in the six months ended June 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

     To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners (the "Partners") the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence ("VSOE") of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." When VSOE of fair value does not exist for the undelivered elements, we recognize the total fee from a business development contract ratably over the term of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist. Revenue recognition is deferred if the Partners stop making their contractual payments. We also license our software products to record companies, artists and websites. Software license revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Services revenues from maintenance fees related to our licensed software products and hosting fees from record companies and artists are recognized over the service period, typically one year. We intend to increase our services revenues by significantly expanding our music delivery services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consists of software licenses and services revenue from equipment and kiosk-related services. We bear full credit risk with respect to substantially all sales.

     Business development revenues as a percentage of total net revenues were 53%, 63% and 48% in the six months ended June 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Liquid Audio Korea ("LAK") stopped making its contractual payments as scheduled. LAK is undergoing a recapitalization through the addition of new investment. Until such time the recapitalization is finalized and contractual payments are resumed, we are deferring recognition of revenue from LAK. In late 2000, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, and in the second quarter of 2001, Liquid Audio Japan ("LAJ"), did not make their contractual payments as scheduled. We are pursuing collection for the missed payments. No revenue will be recognized until payments are on schedule. We may be unsuccessful in receiving any additional payments from these customers.

     In June 2001, we and LAJ mutually agreed to terminate the licensing and reseller agreements between the two companies. As a result, Liquid Audio Japan will rename its company and no longer distribute our technology nor utilize our digital distribution platform to offer services to the Japanese music market. According to the mutual termination agreement, Liquid Audio Japan has approximately 90 days to cease using Liquid Audio trademarks, including the company name; return all of our products, technology and licenses; and, transition existing customer relationships to us. We intend to continue working with its Japanese customers and plan to establish a new office in Tokyo to directly service and manage existing relationships and to build new ones with label, retail and consumer electronic companies.

     In the first six months of 2001, approximately 53% of total net revenues came from sales to two customers, Liquid Audio Japan and Liquid Audio Greater China. In 2000, approximately 53% of total net revenues came from sales to two customers, Liquid Audio Japan and Liquid Audio South East Asia through our strategic partner. In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. International revenues represented approximately 59%, 69% and 49% of total net revenues in the six months ended June 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. We expect international revenues will continue to represent a significant portion of our total net revenues.

     In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market develops. The restructuring included a worldwide workforce reduction , a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We are de-emphasizing our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We plan to focus on software licensing and digital music delivery services that complement our secure digital download business. We plan to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. We recorded a restructuring charge of $3.7 million in the second quarter of 2001.

     We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of June 30, 2001 we had an accumulated deficit of approximately $99.2 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. The digital music market may never develop to the extent that we are able to generate positive cash flows.
Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

     The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                Three Months Ended       Six Months Ended
                                              -----------------------   -------------------
                                                    June 30,                 June 30,
                                               2001         2000         2001         2000
                                              ------       ------       ------       ------
Net revenues:
   License ..............................         19%          18%          18%          13%
   Services .............................         35           35           29           25
   Business development (related party) .         46           47           53           62
                                              ------       ------       ------       ------
      Total net revenues ................        100          100          100          100
                                              ------       ------       ------       ------
Cost of net revenues:
   License ..............................         12            2           11            2
   Services .............................         36           25           40           21
   Business development (related party) .       --              2         --              1
   Non-cash cost of revenue .............         10         --              7         --
                                              ------       ------       ------       ------
      Total cost of net revenues ........         58           29           58           24
                                              ------       ------       ------       ------
Gross profit ............................         42           71           42           76
                                              ------       ------       ------       ------

Operating expenses:
   Sales and marketing ..................        299          123          287          120
   Non-cash sales and marketing .........         (7)           2           (2)           3
   Research and development .............        462          169          371          167
   Non-cash research and development ....         (3)        --             (1)        --
   General and administrative ...........        301           41          234           51
   Non-cash general and administrative ..         (2)        --             (1)           1
   Strategic marketing-equity instruments         33           15           24           17
   Restructuring ........................        358         --            137         --
                                              ------       ------       ------       ------
      Total operating expenses ..........      1,441          350        1,049          359
                                              ------       ------       ------       ------
Loss from operations ....................     (1,399)        (279)      (1,007)        (283)
Other income (expense), net .............        114           62          106           69
Net loss in equity investment ...........        (86)          (7)         (41)          (7)
                                              ------       ------       ------       ------
Net loss ................................     (1,371)%       (224)%       (942)%       (221)%
                                              ======       ======       ======       ======


Three Months Ended June 30, 2001 and 2000

Total Net Revenues

     Total net revenues decreased 70% to $1.0 million for the three months ended June 30, 2001 from $3.5 million in the comparable period of 2000.

     License. License revenues decreased 68% to $194,000 for the three months ended June 30, 2001 from $612,000 in the comparable period of 2000. This decrease was due to a reduction in kiosk software and other technology licenses as a result of our de-emphasis in the digital music kiosk business area.

     Services. Services revenues decreased 70% to $362,000 for the three months ended June 30, 2001 from $1.2 million in the comparable period of 2000. This decrease was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services and Liquid Muze Previews service in the 2001 period.

     Business Development (Related Party). Business development revenues decreased 71% to $468,000 for the three months ended June 30, 2001 from $1.6 million in the comparable period of 2000. The decrease was primarily due to the deferment of revenue from Liquid Audio Japan and Liquid Audio Korea due to those customers stopping scheduled payments to us, partially offset by an increase in software licensing and related maintenance revenues from Liquid Audio Greater China, resulting from revenue recognition of up to the amount of cash received from Liquid Audio Greater China which was attributable to the outstanding receivable.

Total Cost of Net Revenues

     Our gross profit decreased to approximately 42% of total net revenues for the three months ended June 30, 2001 from approximately 71% of total net revenues in the comparable period of 2000. Total cost of net revenues decreased 40% to $590,000 in the 2001 period from $991,000 in the 2000 period.

     License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 64% to $128,000 for the three months ended June 30, 2001 from $78,000 in the comparable period of 2000. Cost of license revenues increased due to the addition of technology licenses in 2001 and product mix differences.

     Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 57% to $364,000 for the three months ended June 30, 2001 from $849,000 in the comparable period of 2000. The decrease in cost of services revenues was due the reduction in the number of encoding, customer service and professional services personnel and kiosk-related equipment due to our corporate restructuring.

     Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues was $0 for the three months ended June 30, 2001 and $68,000 in the comparable period of 2000.

     Non-Cash Cost of Revenues. Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment ("BMG") to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and are being recognized ratably over the initial one-year term of the agreement; as a result, $49,000 was recognized as non-cash cost of revenues. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current fair market value. At June 30, 2001, the 77,768 shares under this warrant were valued at $178,000, of which $55,000 was recognized as non-cash cost of revenues for the three months ended June 30, 2001. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of our common stock upon BMG renewing the agreement at each renewal date. Stock compensation expense for customer service, encoding and professional services personnel was $(6,000) and $(4,000) for the three months ended June 30, 2001 and 2000, respectively. We expect quarterly amortization related to these options to be less than $1,000 for the third quarter of 2001. This future compensation charge would be reduced if customer service, encoding or professional services employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 28% to $3.1 million for the three months ended June 30, 2001 from $4.2 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of sales and marketing personnel due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

     Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 19% to $4.7 million for the three months ended June 30, 2001 from $5.8 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 118% to $3.1 million for the three months ended June 30, 2001 from $1.4 million in the comparable period of 2000. This increase was primarily due to an increase in the allowance of doubtful accounts related to accounts receivables from related parties and legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings").

     Strategic Marketing--Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $340,000 and $514,000 in the three months ended June 30, 2001 and 2000, respectively. In June 1999, we signed an advertising agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $337,000 was recognized as strategic marketing-equity instruments expense in the three months ended June 30, 2000. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current fair market value. The third warrant for 83,333 shares will vest in August 2001. The third warrant was initially valued at $105,000 and is recognized ratably over the one-year period ending at the vesting date. The third warrant will be revalued at each balance sheet date through the vesting date based on current fair market value. In the three months ended June 30, 2001, $0, $0 and $45,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the three months ended June 30, 2000, $223,000, $(46,000) and $0 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and are being recognized ratably over the one-year term of the agreement. As a result,

$295,000 was recognized as strategic marketing-equity instruments expense in the three months ended June 30, 2001.

     Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to June 30, 2001 was $3.6 million. We recognized $(119,000) and $77,000 of stock compensation expense for the three months ended June 30, 2001 and 2000, respectively. We expect quarterly amortization related to those options to be between $33,000 and $22,000 per quarter during the remainder of 2001 and annual amortization to be approximately $46,000 during 2002. These future compensation charges would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

     Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $1.2 million for the three months ended June 30, 2001 from $2.1 million in the comparable period of 2000. This decrease was primarily due to interest received on higher average cash and cash equivalent balances in the 2000 period resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Net Loss in Equity Investment. Net loss in equity investment consist of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Net loss in equity investment was $881,000 and $237,000 for the three months ended June 30, 2001 and 2000, respectively. The expenses represent our share of the loss of Liquid Audio Japan.


Six Months Ended June 30, 2001 and 2000

Total Net Revenues

     Total net revenues decreased 58% to $2.7 million for the six months ended June 30, 2001 from $6.4 million in the comparable period of 2000.

     License. License revenues decreased 43% to $484,000 for the six months ended June 30, 2001 from $843,000 in the comparable period of 2000. This decrease was due to a reduction in kiosk software and other technology licenses as a result of our de-emphasis in the digital music kiosk business area.

     Services. Services revenues decreased 51% to $787,000 for the six months ended June 30, 2001 from $1.6 million in the comparable period of 2000. This decrease was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services and Liquid Muze Previews service in the 2001 period.

     Business Development (Related Party). Business development revenues decreased 65% to $1.4 million for the six months ended June 30, 2001 from $4.0 million in the comparable period of 2000. The decrease was primarily due to the deferment of revenue from Liquid Audio Japan in the second quarter of 2001 and Liquid Audio Korea in the first half of 2001 due to those customers stopping scheduled payments to us.

Total Cost of Net Revenues

     Our gross profit decreased to approximately 42% of total net revenues for the six months ended June 30, 2001 from approximately 76% of total net revenues in the comparable period of 2000. Total cost of net revenues remained flat at $1.5 million for the six months ended June 30, 2001 and 2000.

     License. Cost of license revenues increased 199% to $287,000 for the six months ended June 30, 2001 from $96,000 in the comparable period of 2000. Cost of license revenues increased due to the addition of technology licenses in 2001 and product mix differences.

     Services. Cost of services revenues decreased 22% to $1.1 million for the six months ended June 30, 2001 from $1.4 million in the comparable period of 2000. The decrease in cost of services revenues was due the reduction in the number of encoding, customer service and professional services personnel and kiosk-related equipment due to our corporate restructuring.

     Business Development (Related Party). Cost of business development revenues was $0 for the six months ended June 30, 2001 and $68,000 in the comparable period of 2000.

     Non-Cash Cost of Revenues. Non-cash cost of revenue was $181,000 for the six months ended June 30, 2001 and $(1,000) in the comparable period of 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses remained flat at $7.7 million for the six months ended June 30, 2001 and 2000. The increase in the number of sales and marketing personnel through the first quarter of 2001 compared to the first six months of 2000 were offset by reduction of such personnel in the second quarter of 2001 due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

     Research and Development. Research and development expenses decreased 7% to $10.0 million for the six months ended June 30, 2001 from $10.8 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

     General and Administrative. General and administrative expenses increased 89% to $6.3 million for the six months ended June 30, 2001 from $3.3 million in the comparable period of 2000. This increase was primarily due to an increase in the allowance of doubtful accounts related to accounts receivables from related parties and legal fees related to patent infringement claims against us (see
Part II, Item 1 "Legal Proceedings").

     Strategic Marketing--Equity Instruments. Strategic marketing-equity instrument expense was $652,000 for the six months ended June 30, 2001 and $1.1 million in the comparable period in 2000.

     Non-Cash Sales and Marketing, Research and Development and General and Administrative. We recognized $(96,000) and $266,000 of non-cash sales and marketing, research and development and general and administrative expenses for the six months ended June 30, 2001 and 2000, respectively.

     Other Income (Expense), Net. Other income (expense), net decreased to $2.8 million for the six months ended June 30, 2001 from $4.5 million in the comparable period of 2000. This decrease was primarily due to interest received on higher average cash and cash equivalent balances in the 2000 period resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Net Loss in Equity Investment. Net loss in equity investment was $1.1 million and $453,000 for the six months ended June 30, 2001 and 2000, respectively.


Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2001, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At June 30, 2001, we had approximately $103.6 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $19.0 million and $10.7 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations, depreciation and amortization of $2.2 million, amortization of unearned compensation of $(101,000), strategic marketing-equity instruments charges of $652,000, non-cash cost of revenue of $186,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.1 million, equity investment losses of $1.1 million, loss on disposal of and increase in the asset impairment for property and equipment of $1.7 million, other charges of $(32,000) and a net decrease in working capital items of $542,000. The net decrease in working capital items include an increase in accounts receivable of $122,000, decrease in other assets of $176,000, decrease in accounts payable of $1.0 million, increase in accrued expenses and other liabilities of $457,000 and an decrease in deferred revenue of $250,000. Net cash used for operating activities in the 2000 period was primarily the result of net losses from operations, depreciation and amortization of $1.5 million, amortization of unearned compensation of $265,000, strategic marketing-equity instruments charges of $1.1 million, an increase in the allowance for doubtful accounts and sales returns reserve of $133,000, equity investment losses of $453,000, common stock issued for legal settlement of $354,000, other charges of $(13,000) and a net decrease in working capital items of $227,000. The net decrease in working capital items include an increase in accounts receivable of $2.3 million, increase in other assets of $136,000, increase in accounts payable of $1.8 million, increase in accrued expenses and other liabilities of $269,000 and an increase in deferred revenue of $134,000.

     Net cash provided by (used in) investing activities was $26.6 million and $(48.7) million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by (used in) investing activities in each of these periods was primarily related to net sales (purchases) of short-term investments and the acquisition of property and equipment in both periods.

     Net cash provided by (used in) financing activities was $(211,000) and $319,000 for the six months ended June 30, 2001 and 2000, respectively. The net cash used in financing activities for the 2001 period is due primarily to payments made under our equipment loan and capital leases. The net cash provided in financing activities for the 2000 is due primarily to proceeds from the issuance of stock under the employee stock purchase plan, partially offset by payments made under our equipment loan and capital leases.

     We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through June 30, 2001. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of June 30, 2001, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.0 million, net of rental income of $248,000, as of June 30, 2001 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $361,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

     We have no material commitments for capital expenditures or strategic investments. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Market Risk

     At June 30, 2001, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds. We had a related party loan at June 30, 2001 of $361,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

     Our accumulated deficit as of June 30, 2001 was approximately $99.2 million. We had net losses of approximately $24.2 million and $33.7 million in 1999 and 2000, respectively, and $25.3 million in the six months ended June 30, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

Fluctuations in Our Quarterly Revenues and Operating Results Might Lead to Reduced Prices for Our Stock

     Our quarterly results of operations have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have caused our results to fluctuate in the past and that are likely to affect us in the future include the following:

     o competition for consumers from traditional retailers as well as providers of online music services;

     o the announcement and introduction of new products and services by us and our competitors;

     o our ability to increase the number of websites that will use our platform for digital music delivery;

     o the timing of our partners' introduction of new products and services for digital music sales; and

     o variability and length of the sales cycle associated with our product and service offerings.

     In addition, other factors may also affect us, including:

     o market adoption and growth of sales of digitally downloaded recorded music over the Internet;

     o our ability to attract significant numbers of music recordings to be syndicated in our format;

     o our ability to provide reliable and scalable service, including our ability to avoid potential system failures;

     o market acceptance of new and enhanced versions of our products and services; and

     o    the price and mix of products and services we offer.

     Some of these factors are within our control and others are outside of our control.

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

     Several of our significant customers, including our international partners Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of June 30, 2001, 53% and 65% of our accounts receivable from third parties and accounts receivables from related parties, respectively, or $470,000 and $1.0 million, respectively, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our business might be harmed.

If Our Relationships with Our International Partners Terminate, Our Revenues Might Decline

     We derive a portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Korea, Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We recently terminated our relationship with Liquid Audio Japan. Consequently, we do not expect additional revenue will be generated from Liquid Audio Japan. If one of our remaining relationships does not generate a similar amount of revenue in subsequent periods or if a party is unable to make its scheduled payments to us, then our future revenues could be lower than we anticipate and our business could be harmed. Furthermore, the commercial terms for these relationships could cause our revenues to vary from period-to-period, which might result in unpredictability of our revenues.

Our Revenues Would Be Negatively Effected by the Loss of a Significant Customer

     We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for 1999, 2000 and the six months ended June 30, 2001 represented approximately 86%, 78% and 86%, respectively, of our total net revenues. The loss of any significant customer or any significant reduction of total net revenues generated by significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

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

If Standards for the Secure, Digital Delivery of Recorded Music Are Not Adopted, the Piracy Concerns of Record Companies and Artists Might Not Be Satisfied, and They Might Not Use Our Platform for Digital Delivery of Their Music

     Because other digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. The Secure Digital Music Initiative (the "SDMI") is a committee formed by the Recording Industry Association of America (the "RIAA") to propose a standard format for the secure digital delivery and use of recorded music. If a standard format is not adopted, however, unsecure copies of recorded music may continue to be available on the Internet, and record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music is not adopted, our business might be harmed.

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

We Might Need Additional Capital in the Future and Additional Financing Might Not Be Available

     We currently anticipate that our available cash resources and financing available under existing lease agreements will be sufficient to meet our anticipated working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds through public or private debt or equity financing in order to:

     o take advantage of opportunities, including acquisitions of complementary businesses or technologies;

     o    develop new products or services; or

     o    respond to competitive pressures.

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

Companies Might Not Develop or Consumers Might Not Adopt Devices That Will Play Digitally Downloaded Music

     We believe that the market for digitally recorded music delivered over the Internet will not develop significantly until consumers are able to enjoy this music other than solely through the use of a personal computer. Several consumer electronics companies have introduced or announced plans to introduce devices that will allow digital music delivered over the Internet to be played away from the personal computer. If companies fail to introduce additional devices, consumers do not adopt these devices or our products and services are incompatible with these devices, our business would be harmed. In addition, digital music can be transferred to a compact disc, but that transfer requires a compact disc recorder ("CD-R"). Many desktop computer manufacturers offer CD-Rs in their computers. If companies do not continue to offer CD-Rs in their computers, consumers do not adopt CD-Rs or our products and services are incompatible with CD-Rs, our business might be harmed.

If We Do Not Increase the Number of Websites that Use Our Platform, Our Business Will Not Grow

     In order to grow our business, we need to increase the number of websites, including websites operated by music retailers, that use our technology and our syndicated content to digitally deliver recorded music. To increase the number of websites, we must do the following:

     o    offer competitive products and services that meet industry standards;

     o    attract more music content;

     o make it easy and cost-effective for music-related websites to sell digital music;

     o develop relationships with online retailers, music websites, online communities, broadband providers and Internet broadcasters; and

     o develop relationships with international music websites, retailers and broadband providers.

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

Due to the Many Factors that Influence Market Acceptance, Consumers Might Not Accept Our Platform

     Our success will depend on growth in consumer acceptance of our platform as a method for digital delivery of recorded music over the Internet. Factors that might influence market acceptance of our platform include the following, over which we have little or no control:

     o the availability of sufficient bandwidth on the Internet to enable consumers to download digital recorded music rapidly and easily;

     o the willingness of consumers to invest in computer technology that facilitates the downloading of digital music;

     o    the cost of time-based Internet access;

     o the number, quality and variety of digital recordings available for purchase through our system relative to those available through other online digital delivery companies, digital music websites, music swapping or sharing websites or through traditional physical delivery of recordings;

     o the availability of portable devices to which digital recorded music can be transferred;

     o    the fidelity and quality of the sound of the digital recorded music;
          and

     o the level of consumer comfort with the process of downloading and paying for digital music over the Internet, including ease of use and lack of concern about transaction security.

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

     Competition is likely to increase as new companies enter the market and current competitors expand their products and services or merge with other competitors. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

     o    larger audiences;

     o    larger technical, production and editorial staffs;

     o    greater brand recognition;

     o    access to more recorded music content;

     o    a more established Internet presence;

     o    a larger advertiser base; and

     o substantially greater financial, marketing, technical and other resources.

New Competitors Could Enter the Industry with Alternative Business Models, Which, if Successful, Could Harm Our Business

     New competitors may enter our market with alternative business models. For example, companies may provide free music downloading from a website, earning revenues on an advertising or subscription basis. This model could be more attractive to consumers. If we are unable to compete with such companies or adapt our business model, products or services to a more consumer-favorable model, our business could be harmed.

If Musicnet and Pressplay/Duet License Content to Our Competitors, Our Business Could be Harmed

     The major U.S. record companies have recently formed ventures for the licensing of their content to online music service providers. BMG Entertainment, EMI, Real Networks and Warner Music Group have formed a venture called "Musicnet." Also, Universal Music Group and Sony Music Entertainment, Inc. have formed a venture called "Pressplay/Duet." If Musicnet or Pressplay/Duet launch their services, they may license significant quantities of content to other third party online music service providers.

     The press has reported that Pressplay/Duet entered into distribution agreements with Yahoo! and Microsoft Network and that Musicnet intends to license its service to America Online, Real Networks and Napster. If our competitors obtain licenses for significant amount of content from Musicnet and Pressplay/Duet, they may be able to develop a more compelling consumer product and our business could be harmed.

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

Our Business Might Be Harmed if Challenges Against Intellectual Property Laws by New Digital Music Delivery Technologies Are Successful

     New music sharing technologies allowing users to locate and download copies of digital music stored on the hard drives of other users without payment have been introduced into the market. Because some digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source of ownership of digital recordings, users are able to download copies of copyrighted recorded music over the Internet without being required to compensate the owners of these copyrights. These downloads are a significant concern to record companies and artists. The Recording Industry Association of America has filed a suit seeking a permanent injunction against the use of these file-sharing technologies for exchange of copyrighted works. Several recording artists have also taken legal action against companies providing music sharing technology. If the injunction is denied, and it is determined that this file sharing technology is non-infringing, record companies and artists may limit their use of the Internet to sell and distribute their copyrighted materials. Even if the technology is determined to be infringing, it may be difficult to prevent this type of file sharing because of the non-centralized character of these technologies. As long as digital music copies are available through file sharing without payment, legally or illegally, consumers may choose not to pay for downloads from retail and other music delivery sites in our Liquid Music Network, which could harm our business.

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

We Might Not Be Successful in Our Attempts to Keep Up With Rapid Technological Change and Evolving Industry Standards

     The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

     o    use leading technologies effectively;

     o    continue to develop our strategic and technical expertise;

     o    enhance our current products and services;

     o    develop new products and services that meet changing customer needs;

     o    advertise and market our products and services; and

     o influence and respond to emerging industry standards and other technological changes.

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

We Might Not Be Successful in the Development and Introduction of New Products and Services

     We depend in part on our ability to develop new or enhanced products and services, such as our subscription-based service offering, in a timely manner and to provide new products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully and develop and bring to market new products and services in a timely manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability.

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

Difficulties Presented by International Economic, Political, Legal, Accounting and Business Factors Could Harm Our Business in International Markets

     A key component of our strategy is to expand into international markets. The following risks are inherent in doing business on an international level and we have little or no control over them:

     o    unexpected changes in regulatory requirements;

     o    export restrictions;

     o    export controls relating to encryption technology;

     o    longer payment cycles;

     o    problems in collecting accounts receivable;

     o    political and economic instability; and

     o    potentially adverse tax consequences.

     In addition, other factors that may also affect us and over which we have some control include the following:

     o    difficulties in staffing and managing international operations;

     o    differences in music rights reporting structures; and

     o    seasonal reductions in business activity.

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

Demand for Our Products and Services Might Decrease if Growth in the Use of the Internet Declines

     Our future success substantially depends upon the continued growth in the use of the Internet. The number of users on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including the following, over which we have little or no control:

     o actual or perceived lack of security of information, such as credit card numbers;

     o    lack of access and ease of use;

     o inconsistent quality of service and lack of availability of cost-effective, high speed service;

     o    possible outages due to damage to the Internet;

     o    excessive governmental regulation; and

     o    uncertainty regarding intellectual property rights.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July and August 2001, several law firms announced that they had filed class action lawsuits in the United States District Court for the Southern District of New York on behalf of purchasers of the our securities during the period between July 8, 1999 and December 6, 2000. The complaint names us, certain former and current officers and directors of the Company, Lehman Brothers Inc., BancBoston Robertson Stephens, Inc. and U.S. Bancorp Piper Jaffray Inc. and allege violation of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. To date, we have not been served with any complaints.

     On or about April 7, 2000, Sightsound, Inc. ("Sightsound") filed an Amended Complaint against one of our customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer whereby we have agreed to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an Answer to the Amended Complaint on April 27, 2000 denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of noninfringement and patent invalidity. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on pending matters.

     On March 31, 2000, Intouch Group, Inc. ("Intouch") filed a lawsuit against us in the United States District Court for the Northern District of California alleging patent infringement. The Complaint names us, Amazon.com, Inc., Listen.com, Inc., Entertaindom LLC, DiscoverMusic.com, Inc. and Muze, Inc. It alleges that these parties infringe, or induce infringement of, the claims of U.S. Patent Nos. 5,237,157 (the"`157 patent") and 5,963,916 (the"`916 patent")
by operating a web site and/or a kiosk that allows interactive previewing of pre-recorded music products. The Complaint seeks unspecified damages and injunctive relief. We answered Intouch's first amended complaint, denying the material allegations of the amended complaint, and asserting counterclaims for declaratory judgment of non-infringement, patent invalidity and inequitable conduct. In May 2001, the parties reached an agreement in principle to settle Intouch's claims on the `157 patent. Fact discovery is currently ongoing, and is scheduled to close on September 27, 2001. Expert discovery is scheduled to close on December 13, 2001. The trial date has been set for April 15, 2002. We believe that we have meritorious defenses to Intouch's claims and we intend to vigorously defend against such claims. However, we cannot assure that we will be successful in defending these lawsuits. If there is a finding of infringement, we might be required to pay substantial damages to Intouch and could be enjoined from selling any of our products or services that are held to infringe Intouch's patents unless and until we are able to negotiate a license from them.

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

     The effective date of our second registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-91541) relating to our follow-on public offering of common stock, was December 14, 1999. A total of 2,946,076 shares of Common Stock were sold at a price of $33.63 per share to an underwriting syndicate led by Lehman Brothers Inc., BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., Dain Rauscher Wessells and Fidelity Capital Markets. An additional 503,924 shares of Common stock were sold on behalf of selling stockholders as part of the same offering. Offering proceeds to us, net of aggregate expenses of approximately $5.4 million, were approximately $93.7 million. Offering proceeds to selling shareholders, net of expenses of approximately $847,000, were approximately $16.1 million.

     From the time of receipt through June 30, 2001, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     On August 8, 2001, we filed a report on Form 8-K which announced that our Board of Directors approved the adoption of a Preferred Stock Rights Agreement. A copy of our press release announcing this matter was attached and incorporated by reference therein.

                               LIQUID AUDIO, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  DATE: August 14, 2001                LIQUID AUDIO, INC.



                                       /s/ Gerald W. Kearby
                                       -----------------------------------------
                                       GERALD W. KEARBY
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)



                                       /s/ Michael R. Bolcerek
                                       -----------------------------------------
                                       MICHAEL R. BOLCEREK
                                       Senior Vice  President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)