Form 10-Q
period 2001-09-30
LIQUID AUDIO INC
filed 2001-11-14
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               ___________________

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

                        Commission File Number 000-25977

                               ___________________

                               LIQUID AUDIO, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                      77-0421089
 --------------------------------                    -----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

 800 Chesapeake Drive, Redwood City, CA                      94063
-----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

                                 (650) 549-2000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. X Yes _____ No
                                   ---

As of October 31, 2001, there were 22,704,615 shares of registrant's Common Stock outstanding.

                               LIQUID AUDIO, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION .......................................................................................   1

  ITEM 1. FINANCIAL STATEMENTS ......................................................................................   1
           Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
           Condensed Consolidated Statements of Operations for the three and nine months ended
             September 30, 2001 and 2000
           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000
           Notes to Condensed Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ....................................................................................  12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................................  32

PART II. OTHER INFORMATION ..........................................................................................  33

  ITEM 1. LEGAL PROCEEDINGS .........................................................................................  33
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .................................................................  34
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................................  34
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................................................................  35

SIGNATURES ..........................................................................................................  36

INDEX TO EXHIBITS FOR FORM 10-Q .....................................................................................  37

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               LIQUID AUDIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     September 30,        December 31,
                                                                                         2001                2000
                                                                                   ---------------      -------------
Assets                                                                                (unaudited)
Current assets:
     Cash and cash equivalents ..............................................          $  97,009            $  96,398
     Short-term investments .................................................                 --               27,378
     Accounts receivable from third parties, net ............................                433                  725
     Accounts receivable from related parties, net ..........................                 --                1,253
     Other current assets ...................................................              1,480                2,307

                                                                                       ---------            ---------
         Total current assets ...............................................             98,922              128,061
                                                                                       ---------            ---------
Restricted cash .............................................................                826                   --
Investment in strategic partner .............................................                 --                1,089
Property and equipment, net .................................................              4,819                8,860
Other assets ................................................................                164                  200

                                                                                       ---------            ---------
              Total assets ..................................................          $ 104,731            $ 138,210
                                                                                       =========            =========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable .......................................................          $   1,559            $   3,314
     Accrued expenses and other current liabilities .........................              4,229                3,522
     Deferred revenue from third parties ....................................                168                  440
     Deferred revenue from related parties ..................................                568                  987
     Capital lease obligations, current portion .............................                 52                  120
     Equipment loan, current portion ........................................                290                  589

                                                                                       ---------            ---------
         Total current liabilities ..........................................              6,866                8,972
                                                                                       ---------            ---------
Capital lease obligations, non-current portion ..............................                 --                   28
Equipment loan, non-current portion .........................................                 --                  143
Note payable to related party ...............................................                376                  393

                                                                                       ---------            ---------
              Total liabilities .............................................              7,242                9,536
                                                                                       ---------            ---------
Stockholders' equity:
     Common stock ...........................................................                 23                   23
     Additional paid-in capital .............................................            202,831              202,877
     Unearned compensation ..................................................                (67)                (333)
     Accumulated deficit ....................................................           (105,271)             (73,910)
     Accumulated other comprehensive income (loss) ..........................                (27)                  17
                                                                                       ---------            ---------
              Total stockholders' equity ....................................             97,489              128,674

                                                                                       ---------            ---------
              Total liabilities and stockholders' equity ....................          $ 104,731            $ 138,210
                                                                                       =========            =========

     See accompanying notes to condensed consolidated financial statements.

                               LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                 2001            2000           2001           2000
                                                              -----------      ---------     -----------    -----------
Net revenues:
    License ................................................    $    171       $    174        $    655      $  1,017
    Services ...............................................         214            727           1,001         2,343
    Business development (related party) ...................         890          2,454           2,304         6,444
                                                                --------       --------        --------      --------
              Total net revenues ...........................       1,275          3,355           3,960         9,804
                                                                --------       --------        --------      --------
Cost of net revenues:
    License ................................................          68             64             355           160
    Services ...............................................         212            720           1,287         2,090
    Business development (related party) ...................          --              7              --            75
    Non-cash cost of revenue ...............................          69              2             250             1
                                                                --------       --------        --------      --------
              Total cost of net revenues ...................         349            793           1,892         2,326
                                                                --------       --------        --------      --------
Gross profit ...............................................         926          2,562           2,068         7,478

Operating expenses:
    Sales and marketing ....................................       2,360          4,694          10,077        12,439
    Non-cash sales and marketing ...........................          13             58             (50)          249
    Research and development ...............................       3,733          6,088          13,694        16,850
    Non-cash research and development ......................          10             27              (7)           53
    General and administrative .............................       1,630          2,055           7,902         5,373
    Non-cash general and administrative ....................           1             16             (15)           65
    Strategic marketing--equity instruments ................         (45)           550             607         1,625
    Restructuring ..........................................          --             --           3,672            --
                                                                --------       --------        --------      --------

              Total operating expenses .....................       7,702         13,488          35,880        36,654
                                                                --------       --------        --------      --------
Loss from operations .......................................      (6,776)       (10,926)        (33,812)      (29,176)
Other income (expense), net ................................         870          2,209           3,705         6,670
Loss in equity investment ..................................        (154)          (175)         (1,254)         (628)
                                                                --------       --------        --------      --------
    Net loss ...............................................    $ (6,060)      $ (8,892)       $(31,361)     $(23,134)
                                                                ========       ========        ========      ========

Net loss per share:
    Basic and diluted ......................................    $  (0.27)      $  (0.40)       $  (1.39)     $  (1.05)
                                                                ========       ========        ========      ========

    Weighted average shares.................................      22,640         22,304          22,589        22,033
                                                                ========       ========        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               LIQUID AUDIO, INC.
                      CONDENSED CONSOLIDATED OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       ---------------------
                                                                                          2001        2000
                                                                                       ---------   ---------
Cash flows from operating activities:
     Net loss...................................................................       $(31,361)   $(23,134)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................          3,054       2,333
         Amortization of unearned compensation .................................            (76)        368
         Allowance for doubtful accounts and sales returns reserve .......... ..          1,458         155
         Loss in equity investment ......................................... ...          1,254         628
         Strategic marketing-equity instruments ................................            607       1,625
         Non-cash cost of revenue ..............................................            254          --
         Loss on disposal of and write-down of property and equipment ..........          1,748          --
         Common stock issued for legal settlement ..............................             --         354
         Other .................................................................            (17)        (22)
         Changes in assets and liabilities:
              Accounts receivable from third parties ...........................            344        (550)
              Accounts receivable from related parties .........................           (257)     (1,493)
              Other assets .....................................................           (698)       (672)
              Accounts payable .................................................         (1,755)        932
              Accrued expenses and other current liabilities ...................            707       1,097
              Deferred revenue from third parties ..............................           (272)        129
              Deferred revenue from related parties ............................           (419)       (180)
                                                                                       ---------   ---------
              Net cash used in operating activities ............................        (25,429)    (18,430)
                                                                                       ---------   ---------
Cash flows from investing activities:
     Acquisition of property and equipment .....................................           (792)     (5,870)
     Proceeds from sale of fixed assets ........................................             33          --
     Sales (purchases) of short-term investments, net ..........................         27,384     (34,035)
     Equity investment .........................................................           (165)         --
                                                                                       ---------   ---------
               Net cash provided by (used in) investing activities .............         26,460     (39,905)
                                                                                       ---------   ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of repurchases ................            170         725
     Payments made under capital leases ........................................            (96)       (134)
     Payments made under equipment loan ........................................           (442)       (440)
                                                                                       ---------   ---------

              Net cash provided by (used in) financing activities ..............           (368)        151
                                                                                       ---------   ---------
Effect of exchange rates on cash and cash equivalents ..........................            (52)         --
                                                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents ...........................            611     (58,184)
Cash and cash equivalents at beginning of period ...............................         96,398     138,692
                                                                                       ---------   ---------
Cash and cash equivalents at end of period .....................................       $ 97,009    $ 80,508
                                                                                       =========   =========
Supplemental disclosures:
     Cash paid for interest ....................................................       $     58    $    122

Non-cash investing and financing activities:
     Issuance of warrants in connection with strategic marketing
         agreements ............................................................       $    126    $  1,307
     Issuance of common stock in connection with strategic marketing
         agreements ............................................................            735       1,181
     Issuance of common stock upon exercise of warrant .........................             --         107
     Issuance of common stock for intellectual property ........................             --          16

     See accompanying notes to condensed consolidated financial statements

                               LIQUID AUDIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     Liquid Audio, Inc. (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 2000, the Company established a wholly-owned subsidiary in the United Kingdom, Liquid Audio Europe PLC, which reregistered in August 2001 as Liquid Audio Europe Limited, to develop sales in Europe. The Company was formed with the goal of becoming the premier provider of software applications and services that enable the secure delivery and sale of digital music over the Internet. The Company's end-to-end solutions enable the secure distribution, promotion and sale of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

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

                               LIQUID AUDIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

Restricted cash

     At September 30, 2001, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company's bank to the Company's lessor as security deposit on a long-term lease.

Principles of consolidation

     The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Recent accounting pronouncements

     On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

                               LIQUID AUDIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                September 30,    December 31,
                                                                                    2001             2000
                                                                                -------------    ------------
     Accounts receivable from third parties, net:
             Accounts receivable ..............................................  $     921        $   1,313
             Less: allowance for doubtful accounts and sales returns reserve...       (488)            (588)
                                                                                 ---------        ---------
                                                                                 $     433        $     725
                                                                                 =========        =========


     The allowance for doubtful accounts and sales returns reserve increased (decreased) by $(52,000) and $271,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Write-offs against the allowance for doubtful accounts and sales returns reserve were $48,000 and $43,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

                                                                                 September 30,     December 31,
                                                                                     2001             2000
                                                                                 -------------     ------------
     Accounts receivable from related parties, net:
             Accounts receivable ..............................................  $    1,555        $     1,298
             Less: allowance for doubtful accounts and sales returns reserve...      (1,555)               (45)
                                                                                 ----------        -----------
                                                                                 $       --        $     1,253
                                                                                 ==========        ===========


     The allowance for doubtful accounts and sales returns reserve increased by $1,510,000 and $45,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. No write-offs against the allowance for doubtful accounts and sales returns reserve were made for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

                                                       September 30,   December 31,
                                                            2001          2000
                                                       -------------   ------------
     Property and equipment:
          Computer equipment and purchased software ...   $ 11,445     $ 12,190
          Website and software development costs ......        235          399
          Furniture and fixtures ......................        554          774
          Leasehold improvements ......................        536          682
                                                          --------     --------
                                                            12,770       14,045
          Less:
              Accumulated depreciation and amortization     (7,951)      (5,185)
                                                          --------     --------
                                                          $  4,819     $  8,860
                                                          ========     ========

Property and equipment includes $195,000 and $784,000 of equipment under capital leases at September 30, 2001 and December 31, 2000, respectively. Accumulated depreciation and amortization for equipment under capital leases was $187,000 and $734,000 at September 30, 2001 and December 31, 2000, respectively.

                                                      September 30,  December 31,
                                                         2001             2000
                                                      ------------   ------------
     Accrued expenses and other current liabilities:
         Compensation and benefits .................  $  2,087       $   2,321
         Restructuring .............................       452              --
         Consulting and professional services ......       324             475
         Other......................................     1,366             726
                                                      --------       ---------
                                                      $  4,229       $   3,522
                                                      ========       =========

NOTE 3 - RELATED PARTIES:

Investment in Cyber Music Entertainment

     The Company owns 8.48% of the outstanding shares of Cyber Music Entertainment ("CME"), formerly Liquid Audio Japan ("LAJ"), and accounts for its investment under the equity method of accounting. The Company's proportionate share of loss for the nine months ended September 30, 2001 is $1,254,000 (unaudited).

     In June 2001, the Company and LAJ mutually agreed to terminate the licensing and reseller agreements (the "Agreements") between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber Music Entertainment and no longer distributes the Company's technology nor utilizes the Company's digital distribution platform to offer services to the Japanese music market. According to the mutual termination agreement, effective September 30, 2001, CME ceased using Liquid Audio trademarks, including the company name, and returned all of the Company's products, technology and licenses. The Company does not believe that it has any outstanding obligations in connection with the Agreements. As a result, the Company recognized the remaining deferred revenue balance of $890,000 from CME in the three months ended September 20, 2001. The Company intends to establish a new office and to build new relationships with label, retail and consumer electronic companies.

Investment in Liquid Audio Korea

     In December 1998, the Company signed an agreement with a strategic partner to establish a Korean corporation, Liquid Audio Korea Co. Ltd. ("LAK"), to develop a local business to enable the digital delivery of music to customers in Korea. In September 2001, the Company notified LAK of its default under the licensing and reseller agreements between the two companies due to LAK's failure to make contractual payments as scheduled. LAK did not cure the default during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAK have been fully reserved for, and no revenue from LAK was recorded in the three months ended September 30, 2001.

Liquid Audio Greater China

     In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China ("LAGC"). In September 2001, the Company notified LAGC of its default under the licensing and reseller agreements between the two companies due to LAGC's failure to make contractual payments as scheduled. LAGC did not cure the defaults during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAGC have been fully reserved for, and no revenue from LAGC was recorded in the three months ended September 30, 2001.

Liquid Audio South East Asia

     In September 2000, the Company signed an agreement with a strategic partner to establish a Singaporean corporation, Liquid Audio South East Asia ("LASE"). In September 2001, the Company notified the strategic partner of LASE of its default under the licensing and reseller agreements between the two companies due to the strategic partner's failure to make contractual payments as scheduled. The strategic partner did not cure the defaults during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from the strategic partner have been fully reserved for, and no revenue from the strategic partner or LASE was recorded in the three months ended September 30, 2001.

Total business development revenue

     Total business development revenues are summarized as follows (in thousands):

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                               -----------------------     -----------------------
                                                                 2001          2000          2001           2000
                                                               ---------     ---------     ---------       -------
     Cyber Music Entertainment and strategic partner .......   $     890     $     847     $   1,836      $  4,190
     Liquid Audio South East Asia and strategic partner ....          --         1,260            --         1,260
     Liquid Audio Greater China and strategic partner ......          --           347           468           700
     Liquid Audio Korea and strategic partner ..............          --            --            --           294
                                                               ---------     ---------     ---------      --------
                                                               $     890     $   2,454     $   2,304      $  6,444
                                                               =========     =========     =========      ========

     At September 30, 2001, the deferred revenue from related parties balance of $568,000 relates to a payment of $568,000 received in September 2001 from a shareholder of Liquid Audio Greater China. The Company is in the process of reestablishing its operations in Greater China. The remaining deferred revenue balance of $568,000 will not be recognized as revenue until the Company has finalized its operating structure in Greater China.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                               ---------------------------    ---------------------------
                                                                  2001            2000           2001            2000
                                                               -----------     -----------    -----------    ------------
     Numerator:
          Net loss ......................................      $    (6,060)    $    (8,892)   $   (31,361)   $    (23,134)
                                                               ===========     ===========    ===========    ============
     Denominator:
          Weighted average shares .......................           22,645          22,355         22,597          22,127
          Weighted average unvested common shares
          subject to repurchase .........................               (5)            (51)            (8)            (94)
                                                               -----------     -----------    -----------    ------------
          Denominator for basic and diluted
             calculation ................................           22,640          22,304         22,589          22,033
                                                               ===========     ===========    ===========    ============
     Net loss per share:
          Basic and diluted .............................      $     (0.27)    $     (0.40)   $     (1.39)   $      (1.05)
                                                               ===========     ===========    ===========    ============

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                              ---------------------      ---------------------
                                                                2001         2000          2001         2000
                                                              --------     --------      --------     --------
     Common stock options .................................     3,080         2,505         2,955        2,027
     Common stock warrants ................................       875           558           875          580
     Unvested common stock subject to repurchase ..........         5            51             8           94

NOTE 5 - STRATEGIC MARKETING -- EQUITY AGREEMENTS:

     In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $844,000 was recognized as strategic marketing-equity instruments expense in the nine months ended September 30, 2000.

     In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August

2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current fair market value. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on current fair market value. In the nine months ended September 30, 2001, $0, $0 and $16,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the nine months ended September 30, 2000, $577,000, $(114,000) and $23,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively.

     In July 2000, the Company signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using the Company's technology. Pursuant to this agreement, the Company issued 150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $591,000 and $295,000 were recognized as strategic marketing-equity instruments expense in the nine months ended September 30, 2001 and 2000, respectively.

     In December 2000, the Company signed an agreement with BMG Entertainment ("BMG") to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and are being recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $144,000 was recognized as non-cash cost of net revenues in the nine months ended September 30, 2001. Additionally, the Company granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current fair market value. At September 30, 2001, the 77,768 shares under this warrant was valued at $148,000, of which $110,000 was recognized as non-cash cost of net revenues in the nine months ended September 30, 2001. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of the Company's common stock upon BMG renewing the agreement at each renewal date.

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

     A summary of the restructuring cost is outlined as follows (in thousands):

                                                      Severance                           Asset
                                                     and Benefits     Facilities       Impairments         Total
                                                     ------------     ----------      -------------     -----------
     Severance and benefits ......................   $      1,116     $       --      $          --     $     1,116
     Accrued lease costs .........................             --            824                 --             824
     Property and equipment impairment ...........             --             --              1,732           1,732
                                                     ------------     ----------      -------------     -----------
     Total .......................................          1,116            824              1,732           3,672
     Cash paid ...................................         (1,116)            --                 --          (1,116)
     Non-cash ....................................             --             --             (1,732)         (1,732)
                                                     ------------     ----------      -------------     -----------
          Restructuring reserve balance at June
              30, 2001 ...........................             --            824                 --             824

     Cash paid ...................................             --           (372)                --            (372)
                                                     ------------     ----------      -------------     -----------
          Restructuring reserve balance at
              September 30, 2001 .................   $         --     $      452      $          --     $       452
                                                     ============     ==========      =============     ===========

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

     In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 7%, 6% and 1% of total net revenues in the nine months ended September 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

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

     Business development revenues as a percentage of total net revenues were 58%, 63% and 48% in the nine months ended September 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively. Liquid Audio Korea ("LAK"), Liquid Audio Greater China ("LAGC"), Liquid Audio South East Asia ("LASE") through our strategic partner and Liquid Audio Japan ("LAJ") did not make their contractual payments as scheduled in the third quarter of 2000, late 2000, late 2000 and the second quarter of 2001, respectively. We were unsuccessful in receiving any additional payments from these customers.

     In June 2001, we and LAJ mutually agreed to terminate the licensing and reseller agreements (the "Agreements") between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber Music Entertainment ("CME") and no longer distributes our technology nor utilizes our digital distribution platform to offer services to the Japanese music market. Effective September 30, 2001, CME ceased using Liquid Audio trademarks, including the company name, and returned all of our products, technology and licenses. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $890,000 from CME in the three months ended September 20, 2001. We intend to establish a new office and to build new relationships with label, retail and consumer electronic companies.

     In September 2001, we notified LAK, LAGC and LASE through our strategic partner of their defaults under the licensing and reseller agreements between us and the aforementioned companies due to their failures to make contractual payments as scheduled. LAK, LAGC and our strategic partner of LASE did not cure the defaults during the cure periods. Accordingly, we exercised our rights to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAK, LAGC and our strategic partner of LASE have been fully reserved for, and no revenue from LAK, LAGC or LASE were recorded in the three months ended September 30, 2001.

     In the first nine months of 2001, approximately 58% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio Greater China. In 2000, approximately 53% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio South East Asia through our strategic partner. In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. International revenues represented approximately 62%, 69% and 49% of total net revenues in the nine months ended September 30, 2001 and the twelve months ended December 31, 2000 and 1999, respectively.

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

     We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of September 30, 2001 we had an accumulated deficit of approximately $105.3 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2002. Our revenues may not increase or even continue at their current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. The digital music market may never develop to the extent that we are able to generate positive cash flows. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

     The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                                         Three Months Ended           Nine Months Ended
                                                                        --------------------       ----------------------
                                                                            September 30,               September 30,
                                                                        --------------------       ----------------------
                                                                          2001        2000           2001          2000
                                                                        --------    --------       --------      --------
Net revenues:
   License .....................................................              13%          5%            17%           10%
   Services ....................................................              17          22             25            24
   Business development (related party) ........................              70          73             58            66
                                                                        --------    --------       --------      --------
      Total net revenues .......................................             100         100            100           100
                                                                        --------    --------       --------      --------
Cost of net revenues:
   License .....................................................               5           2              9             2
   Services ....................................................              17          22             33            21
   Business development (related party) ........................              --          --             --             1
   Non-cash cost of revenue ....................................               5          --              6            --
                                                                        --------    --------       --------      --------
      Total cost of net revenues ...............................              27          24             48            24
                                                                        --------    --------       --------      --------
Gross profit ...................................................              73          76             52            76
                                                                        --------    --------       --------      --------

Operating expenses:
   Sales and marketing .........................................             185         140            254           127
   Non-cash sales and marketing ................................               1           2             (1)            2
   Research and development ....................................             293         182            345           172
   Non-cash research and development ...........................               1           1             --             1
   General and administrative ..................................             128          61            200            55
   Non-cash general and administrative .........................              --          --             --             1
   Strategic marketing-equity instruments ......................              (4)         16             15            16
   Restructuring ...............................................              --          --             93            --
                                                                        --------    --------       --------      --------
      Total operating expenses .................................             604         402            906           374
                                                                        --------    --------       --------      --------
Loss from operations ...........................................            (531)       (326)          (854)         (298)
Other income (expense), net ....................................              68          66             94            68
Loss in equity investment ......................................             (12)         (5)           (32)           (6)
                                                                        --------    --------       --------      --------
Net loss .......................................................            (475)%      (265)%         (792)%        (236)%
                                                                        ========    ========       ========      ========

Three Months Ended September 30, 2001 and 2000

Total Net Revenues

     Total net revenues decreased 62% to $1.3 million for the three months ended September 30, 2001 from $3.4 million in the comparable period of 2000.

     License. License revenues decreased 2% to $171,000 for the three months ended September 30, 2001 from $174,000 in the comparable period of 2000. This decrease was due to a reduction in kiosk software and other technology licenses as a result of our de-emphasis in the digital music kiosk business area.

     Services. Services revenues decreased 71% to $214,000 for the three months ended September 30, 2001 from $727,000 in the comparable period of 2000. This decrease was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services and Liquid Muze Previews service in the 2001 period.

     Business Development (Related Party). Business development revenues decreased 64% to $890,000 for the three months ended September 30, 2001 from $2.5 million in the comparable period of 2000. The decrease was primarily due to the deferment of revenue from Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner due to those customers stopping scheduled payments to us, partially offset by software licensing and related maintenance revenues from Cyber Music Entertainment. We do not believe we have any outstanding obligations in connection with our contracts with Cyber Music Entertainment. As a result, we recognized the remaining deferred revenue balance in the three months ended September 30, 2001.

Total Cost of Net Revenues

     Our gross profit decreased to approximately 73% of total net revenues for the three months ended September 30, 2001 from approximately 76% of total net revenues in the comparable period of 2000. Total cost of net revenues decreased 56% to $349,000 in the 2001 period from $793,000 in the 2000 period.

     License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 6% to $68,000 for the three months ended September 30, 2001 from $64,000 in the comparable period of 2000. Cost of license revenues increased due to the addition of technology licenses in 2001 and product mix differences.

     Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 71% to $212,000 for the three months ended September 30, 2001 from $720,000 in the comparable period of 2000. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel and kiosk-related equipment due to our corporate restructuring.

     Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues was $0 for the three months ended September 30, 2001 and $7,000 in the comparable period of 2000.

     Non-Cash Cost of Revenues. Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment ("BMG") to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and are being recognized ratably over the initial one-year term of the agreement; as a result, $48,000 was recognized as non-cash cost of revenues. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, 77,768 shares vest in December 2001, and the cost will be remeasured each quarter until a commitment for performance has been reached or the warrant vests, based on current fair market value. At September 30, 2001, the 77,768 shares under this warrant were valued at $148,000, of which $21,000 was recognized as non-cash cost of revenues for the three months ended September 30, 2001. The unamortized portion will be remeasured at each balance sheet date through the vesting date and amortized over the remaining vesting period. If BMG renews the agreement after December 2001, the remaining shares will vest at 6,481 shares per month commencing January 2002 for one year and 6,480 shares per month commencing January 2003 for one year. Such shares will be valued at the fair market value of our common stock upon BMG renewing the agreement at each renewal date. Stock compensation expense for customer service, encoding and professional services personnel was $0 and $2,000 for the three months ended September 30, 2001 and 2000, respectively. We have fully amortized stock compensation expense related to these personnel in the three months ended September 30, 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 50% to $2.4 million for the three months ended September 30, 2001 from $4.7 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of sales and marketing personnel due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

     Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 39% to $3.7 million for the three months ended September 30, 2001 from $6.1 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 21% to $1.6 million for the three months ended September 30, 2001 from $2.1 million in the comparable period of 2000. This decrease was primarily due to a reduction in legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings") and decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives, partially offset by an increase in the allowance of doubtful accounts related to accounts receivable from third and related parties.

     Strategic Marketing--Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $(45,000) and $550,000 in the three months ended September 30, 2001 and 2000, respectively. In June 1999, we signed an advertising agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $0 was recognized as strategic marketing-equity instruments expense in the three months ended September 30, 2000. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants totaling 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on current fair market value. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on current fair market value. In the three months ended September 30, 2001, $0, $0 and $(45,000) were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In the three months ended September 30, 2000, $131,000, $100,000 and $23,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc. ("Virgin"), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and recognized ratably over the one-year term of the agreement. As a result, $0 and $295,000 was recognized as strategic marketing-equity instruments expense in the three months ended September 30, 2001 and 2000, respectively.

     Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to September 30, 2001 was $3.6 million. We recognized $24,000 and $101,000 of stock compensation expense for the three months ended September 30, 2001 and 2000, respectively. We expect quarterly amortization related to those options to be approximately $22,000 for the fourth quarter of 2001 and annual amortization to be approximately $45,000 during 2002. These future compensation charges would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

     Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $870,000 for the three months ended September 30, 2001 from $2.2 million in the comparable period of 2000. This decrease was primarily due to interest received on higher average cash and cash equivalent balances in the 2000 period resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Loss in Equity Investment. Loss in equity investment consists of our share of losses from our investment in a related party using the equity method of accounting under a 3-month lag. Loss in equity investment was $154,000 and $175,000 for the three months ended September 30, 2001 and 2000, respectively. The expenses represent our share of the loss of Cyber Music Entertainment, and for the 2001 period, up to our investment balance in Cyber Music Entertainment.

Nine Months Ended September 30, 2001 and 2000

Total Net Revenues

     Total net revenues decreased 60% to $4.0 million for the nine months ended September 30, 2001 from $9.8 million in the comparable period of 2000.

     License. License revenues decreased 36% to $655,000 for the nine months ended September 30, 2001 from $1.0 million in the comparable period of 2000. This decrease was due to a reduction in kiosk software and other technology licenses as a result of our de-emphasis in the digital music kiosk business area.

     Services. Services revenues decreased 57% to $1.0 million for the nine months ended September 30, 2001 from $2.3 million in the comparable period of 2000. This decrease was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services and Liquid Muze Previews service in the 2001 period.

     Business Development (Related Party). Business development revenues decreased 64% to $2.3 million for the nine months ended September 30, 2001 from $6.4 million in the comparable period of 2000. The decrease was primarily due to the deferment of revenue from Liquid Audio Greater China in the first and third quarters of 2001, Cyber Music Entertainment in the second quarter of 2001 and Liquid Audio Korea and Liquid Audio South East Asia through our strategic partner in the first nine months of 2001 due to those customers stopping scheduled payments to us.

Total Cost of Net Revenues

     Our gross profit decreased to approximately 52% of total net revenues for the nine months ended September 30, 2001 from approximately 76% of total net revenues in the comparable period of 2000. Total cost of net revenues decreased 19% to $1.9 million for the nine months ended September 30, 2001 from $2.3 million in the comparable period of 2000.

     License. Cost of license revenues increased 122% to $355,000 for the nine months ended September 30, 2001 from $160,000 in the comparable period of 2000. Cost of license revenues increased due to the addition of technology licenses in 2001 and product mix differences.

     Services. Cost of services revenues decreased 38% to $1.3 million for the nine months ended September 30, 2001 from $2.1 million in the comparable period of 2000. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel and kiosk-related equipment due to our corporate restructuring.

     Business Development (Related Party). Cost of business development revenues was $0 for the nine months ended September 30, 2001 and $75,000 in the comparable period of 2000.

     Non-Cash Cost of Revenues. Non-cash cost of revenues were $250,000 for the nine months ended September 30, 2001 and $1,000 in the comparable period of 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 19% to $10.1 million for the nine months ended September 30, 2001 from $12.4 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of sales and marketing personnel due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

     Research and Development. Research and development expenses decreased 19% to $13.7 million for the nine months ended September 30, 2001 from $16.9 million in the comparable period of 2000. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

     General and Administrative. General and administrative expenses increased 47% to $7.9 million for the nine months ended September 30, 2001 from $5.4 million in the comparable period of 2000. This increase was primarily due to an increase in the allowance of doubtful accounts related to accounts receivables from related and third parties and legal fees related to patent infringement claims against us (see Part II, Item 1 "Legal Proceedings").

     Strategic Marketing--Equity Instruments. Strategic marketing-equity instruments expense was $607,000 for the nine months ended September 30, 2001 and $1.6 million in the comparable period in 2000.

     Non-Cash Sales and Marketing, Research and Development and General and Administrative. We recognized $(72,000) and $367,000 of non-cash sales and marketing, research and development and general and administrative expenses for the nine months ended September 30, 2001 and 2000, respectively.

     Other Income (Expense), Net. Other income (expense), net decreased to $3.7 million for the nine months ended September 30, 2001 from $6.7 million in the comparable period of 2000. This decrease was primarily due to interest received on higher average cash and cash equivalent balances in the 2000 period resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

     Loss in Equity Investment. Loss in equity investment was $1.3 million and $628,000 for the nine months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans.

As of September 30, 2001, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At September 30, 2001, we had approximately $97.0 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $25.4 million and $18.4 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations, depreciation and amortization of $3.1 million, amortization of unearned compensation of $(76,000), strategic marketing-equity instruments charges of $607,000, non-cash cost of revenue of $254,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, loss in equity investment of $1.3 million, loss on disposal of and increase in asset impairment for property and equipment of $1.7 million, other charges of $(17,000) and a net decrease in working capital items of $2.4 million. The net decrease in working capital items include a decrease in accounts receivable of $87,000, increase in other assets of $698,000, decrease in accounts payable of $1.8 million, increase in accrued expenses and other liabilities of $707,000 and a decrease in deferred revenue of $691,000. Net cash used for operating activities in the 2000 period was primarily the result of net losses from operations, depreciation and amortization of $2.3 million, amortization of unearned compensation of $368,000, strategic marketing-equity instruments charges of $1.6 million, an increase in the allowance for doubtful accounts and sales returns reserve of $155,000, loss in equity investment of $628,000, common stock issued for legal settlement of $354,000, other charges of $(22,000) and a net decrease in working capital items of $737,000. The net decrease in working capital items include an increase in accounts receivable of $2.0 million, increase in other assets of $672,000, increase in accounts payable of $932,000, increase in accrued expenses and other liabilities of $1.1 million and a decrease in deferred revenue of $51,000.

     Net cash provided by (used in) investing activities was $26.5 million and $(39.9) million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by (used in) investing activities in each of these periods was primarily related to net sales (purchases) of short-term investments and the acquisition of property and equipment in both periods.

     Net cash provided by (used in) financing activities was $(368,000) and $151,000 for the nine months ended September 30, 2001 and 2000, respectively. The net cash used in financing activities for the 2001 period is due primarily to payments made under our equipment loan and capital leases. The net cash provided in financing activities for the 2000 period is due primarily to proceeds from the issuance of stock under the employee stock purchase plan, partially offset by payments made under our equipment loan and capital leases.

     We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank's prime interest rate plus 0.25%. Borrowings are secured by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through September 30, 2001. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of September 30, 2001, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.0 million, net of rental income of $206,000, as of September 30, 2001 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $376,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank's prime rate. The principal is due on December 31, 2003, with quarterly interest payments.

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

Market Risk

     At September 30, 2001, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds. We had a related party loan at September 30, 2001 of $376,000, which was denominated in Japanese yen and bore interest at 0.5% above a Japanese bank's prime rate. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the strategic related partner note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair value of the fixed income portfolio and strategic related partner note payable would not be material.

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

     Our accumulated deficit as of September 30, 2001 was approximately $105.3 million. We had net losses of approximately $24.2 million and $33.7 million in 1999 and 2000, respectively, and $31.4 million in the nine months ended September 30, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least 2002. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

     Several of our significant customers have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of September 30, 2001, 52% and 65% of our accounts receivable from third parties and accounts receivables from related parties, respectively, or $474,000 and $1.0 million, respectively, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our business might be harmed.

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

If We Do Not Establish Relationships with Additional International Partners, Our Revenues Might Decline

     In the past, we derived a portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Korea, Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We recently terminated our relationships with these partners. Consequently, we do not expect additional revenue will be generated from them. If we are unable to establish additional relationships with international partners, and if such additional relationships do not generate a significant amount of revenue in future periods, then our future revenues could be lower than we anticipate and our business could be harmed. Furthermore, the commercial terms for these relationships could cause our revenues to vary from period-to-period, which might result in unpredictability of our revenues.

Our Revenues Would Be Negatively Effected by the Loss of a Significant Customer

     We have derived, and we believe that we will continue to derive, a substantial portion of our net revenues from a limited number of customers and projects. Our ten largest customers for 1999, 2000 and the nine months ended September 30, 2001 represented approximately 86%, 78% and 86%, respectively, of our total net revenues. The loss of any significant customer or any significant reduction of total net revenues generated by significant customers, without an increase in revenues from other sources, would harm our business. The volume of products or services we sell to specific customers is likely to vary year to year, and a major customer in one year may not use our services in a subsequent year. A customer's decision not to use our services in a subsequent year might harm our business.

We Might Need Additional Capital in the Future and Additional Financing Might Not Be Available

     We currently anticipate that our available cash resources and financing available under existing lease agreements will be sufficient to meet our anticipated working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds through public or private debt or equity financing in order to:

     . take advantage of opportunities, including acquisitions of complementary businesses or technologies;

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

If MusicNet and Pressplay License Content to Our Competitors, Our Business Could be Harmed

     The major U.S. record companies have recently formed ventures for the licensing of their content to online music service providers. BMG Entertainment, EMI, Real Networks and Warner Music Group have formed a venture called "MusicNet." Also, Universal Music Group (an unit of Vivendi Universal) and Sony Music Entertainment have formed a venture called "Pressplay." If Musicnet or Pressplay launch their services, they may license significant quantities of content to other third party online music service providers.

     Pressplay has reported that it has entered into distribution agreements with affiliates, including Yahoo!, Microsoft Network and MP3.com, and that it has entered into licensing agreements with six independent record labels including Madacy, Navarre, OWIE, Razor & Tie, Roadrunner and Rounder. The press has reported that MusicNet has licensed its service to America Online, Real Networks and Napster and that MusicNet has entered into a licensing agreement with Zomba Label Group which encompasses seven record labels: flagship Jive Records, Jive Electro, Silvertone, Verity, Brentwood, Reunion, and Volcano. If our competitors obtain licenses for significant amount of content from MusicNet and Pressplay and we are unable to obtain similar rights on commercially reasonable terms, these competitors may be able to develop a more compelling consumer product and our business could be harmed.

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

     We recently terminated our individual agreements in Japan, Korea, greater China and south east Asia. We may enter into similar arrangements in the future in these and other countries. We also established a wholly-owned subsidiary in the United Kingdom. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

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

     In 1998, Congress passed the Internet Tax Freedom Act, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. The moratorium expired on October 1, 2001. A bill to extend the moratorium until 2003 passed the U.S. House of Representatives in October 2001. The extension of the moratorium has not been passed by the U.S. Senate or signed into law by the President. We cannot assure you that this moratorium will be extended. Failure to extend this moratorium would allow various states to impose taxes on e-commerce, which might harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about September 27, 2001, Network Commerce, Inc. ("NCI") filed a Complaint against us in the United States District Court for the Western District of Washington (Seattle). The suit alleges that we infringe the claims of United States Patent No. 6,073,124. NCI requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the Complaint on November 2, 2001.

     On August 23, 2001, we received a demand letter from a current employee's legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against us and one of our current employees. We completed an investigation and believe that there is no merit to the employee's allegations. We do not know at this time whether a settlement can be achieved. To date, we have not been served with a complaint.

     On July 20, 2001, a putative securities class action, captioned Murowa Financial v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-6661, was filed against us, certain of our officers and directors (the "Individual Defendants") and three underwriters in our initial public offering (the "IPO"), in the United States District Court for the Southern District of New York. The Complaint alleges violations of Section 11 of the Securities Act of 1933, as amended (the "Securities Act") against all defendants, a violation of Section 15 of the Securities Act against the Individual Defendants and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against the underwriters. The Complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. On August 7 and August 15, 2001, two similar complaints, captioned Ree v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-7332, and Demetriades v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-7017, respectively, were filed against us, the Individual Defendants, and several of the IPO underwriters in the United States District Court for the Southern District of New York. These complaints are substantially similar to the Murowa complaint. These lawsuits are currently pending for coordinated pretrial proceedings. To date, there have been no significant developments in these lawsuits. We believe that we have meritorious defenses to the claims and intend to vigorously defend against such claims.

     On or about April 7, 2000, Sightsound, Inc. ("Sightsound") filed an Amended Complaint against one of our customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer whereby we have agreed to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an Answer to the Amended Complaint on April 27, 2000 denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on pending matters.

     On March 31, 2000, Intouch Group, Inc. ("Intouch") filed a lawsuit against us in the United States District Court for the Northern District of California alleging patent infringement. The Complaint names us, Amazon.com, Inc., Listen.com, Inc., Entertaindom LLC, DiscoverMusic.com, Inc. and Muze, Inc. It alleges that these parties infringe, or induce infringement of, the claims of United States Patent Nos. 5,237,157 ("the `157 patent") and 5,963,916 ("the `916 patent") by operating a web site and/or a kiosk that allows interactive previewing of pre-recorded music products. The Complaint seeks unspecified damages and injunctive relief. We answered Intouch's first amended complaint, denying the material allegations of the amended complaint, and asserting counterclaims for declaratory judgment of non-infringement, patent invalidity and inequitable conduct. In May 2001, the parties reached an agreement in principle to settle Intouch's claims on the `157 patent. Fact discovery closed on September 27, 2001. Expert discovery is scheduled to close on December 13, 2001. The trial date has been set for April 15, 2002. We believe that we have meritorious defenses to Intouch's claims and we intend to vigorously defend against such claims. However, we cannot assure you that we will be successful in defending these lawsuits. If there is a finding of infringement, we might be required to pay substantial damages to Intouch and could be enjoined from selling any of our products or services that are held to infringe Intouch's patents unless and until we are able to negotiate a license from them.

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

     From the time of receipt through September 30, 2001, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

     On August 7, 2001, our Board of Directors adopted a Preferred Stock
Rights Agreement under which we declared a dividend of one Right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of Common Stock. Prior to the Distribution Date referred to below, the Rights will be evidenced by and trade with the certificates for the Common Stock. After the Distribution Date, we will mail Rights certificates to the stockholders and the Rights will become transferable apart from the Common Stock. Rights will separate from the Common Stock and become exercisable following (i) the tenth day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock then outstanding or (ii) the tenth business day (or such later date as may be determined by the our Board of Directors) after a person or group announces a tender of exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding Common Stock. After the Distribution Date, each Right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A Preferred Stock with economic terms similar to that of one share of our Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 9, 2001 to elect two Class II directors to our Board of Directors and to ratify the appointment of our independent auditors, PricewaterhouseCoopers LLP.

     Ann Winblad and Silvia Kessel were elected to continue as a Class II director for the ensuing three years. A Class I director was not elected. Class III director Gerald Kearby continues his term as director. 13,482,717 votes were cast in favor of the election of Ms. Winblad and Ms. Kessel while 0 votes were cast against and 42,985 votes were withheld.

     13,504,579 votes were cast in favor of the appointment of PricewaterhouseCoopers LLP as our independent auditors, 9,257 votes were cast against the appointment and 11,866 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1+     Amended and Restated Certificate of Incorporation

     4.1++ Preferred Stock Rights Agreement, dated as of August 7, 2001, between Liquid Audio, Inc. and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
----------
+ Incorporated herein by reference to Exhibits to the Company's Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective on July 8, 1999.
++ Incorporated herein by reference to Exhibits to the Company's Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.


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

  DATE:  November 14, 2001    LIQUID AUDIO, INC.



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

                               LIQUID AUDIO, INC.

                         INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2001


EXHIBIT NO.                EXHIBIT DESCRIPTION

    3.1+      Amended and Restated Certificate of Incorporation

    4.1++ Preferred Stock Rights Agreement, dated as of August 7, 2001, between Liquid Audio, Inc. and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as
              Exhibits A, B and C respectively.
----------
+ Incorporated herein by reference to Exhibits to the Company's Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective on July 8, 1999.
++ Incorporated herein by reference to Exhibits to the Company's Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.