Form 10-K
period 2001-12-31
LIQUID AUDIO INC
filed 2002-03-29
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-25977

LIQUID AUDIO, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0421089 (I.R.S. Employer Identification Number)

800 Chesapeake Drive, Redwood City, California (address of principal executive offices)	94063 (zip code)

Registrant’s telephone number, including area code: (650) 549-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,632,535 as of December 31, 2001 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 22,710,335 shares of the Registrant’s Common Stock issued and outstanding on March 13, 2002.

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contain forward-looking statements that have been made in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included herein and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

The Company

Liquid Audio, Inc. was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our principal executive offices are located at 800 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 549-2000.

We provide a leading open platform that enables the digital delivery of media over the Internet. Today, our software products and services give artists and record companies the ability to create, syndicate and sell recorded music with copy protection and copyright management through websites and retailers. Through our Liquid Music Network, a network of leading third party music related websites, OEMs, and retailers, we help artists and record companies distribute, promote and sell their recorded music. From the growing catalog of syndicated music which is available through our Liquid Music Network affiliates and online stores using our Retail Integration and Fulfillment System (“RIFFS”), and Liquid Store, consumers can preview and purchase digital music. Consumers then can transfer downloaded music to recordable compact discs and to digital audio devices manufactured by consumer electronics companies. Our solution is based on an open technical architecture that is designed to support multiple leading digital music formats, including Liquid Audio, MP3 and Microsoft Windows Media. Numerous record companies and recording artists have used our distribution system to sell music, including labels such as Atlantic Records, BMG Entertainment, EMI Music Group, Sup Pop Records, Warner Music Group and Zomba Records Group, and artists such as Backstreet Boys, Enya, Mick Jagger, Jewel, matchbox twenty and ‘N SYNC.

The Liquid Audio Platform

We provide a variety of products and services to enable the publication and distribution, syndication, promotion and sale of downloadable digital music files over the Internet:

•
Publication and Distribution.    We offer services to encode content as secure digital music files and have the ability to encode approximately 20,000 individual music samples per day. Our system hosts digital music files and distributes them through a network of music websites, and soon, through a digital music subscription service.

•
Syndication.    Our distribution system syndicates music content to a network of leading retail, music and original equipment manufacturer (“OEM”) websites, including Amazon.com, BestBuy, CDNOW, Palm and Sony.

•
Promotion and Sale.    We offer services to manage the secure promotion, transfer and sale of digital music, including reporting on digital music sales. Our Liquid Player software, a desktop software application, allows the consumer to preview, purchase and download digital recorded music. Soon, our

Liquid Player will include the capability of purchasing digital music through our digital music subscription service. Liquid Player also enables the output of digital music to recordable compact discs and digital audio devices. To enable online sales, we provide a set of e-commerce services, including credit card processing, the remittance of royalty payments and detailed transaction reports. In addition, we provide promotional services that help build market awareness for content available through our network.

Our solution provides the following benefits:

•
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

•
Superior Consumer Experience.    Our solution enables consumers to preview, purchase, download and export a wide variety of near compact disc quality music online. We make it simple to search for, sample and buy selected digital recorded music from a growing inventory. Our Liquid Player will soon have the capability of purchasing digital music through our digital music subscription service. Our Liquid Player also enables digital music to be transferred to a compact disc by means of a recordable compact disc device and output to digital audio devices. We further simplify the user experience by supporting multiple music download formats, including Liquid Audio, Microsoft Windows Media and MP3.

•
Security and Compliance.    Our digital rights management (“DRM”) system protects copyright owners against piracy by authenticating, limiting and tracking the number of copies made of a digitally delivered sound recording. Our platform also includes patented territory restriction capabilities that enable the sale over the Internet of digital recorded music in compliance with geographic distribution limitations.

•
Multiple Formats and Digital Rights Management Systems.    Our multi-format distribution solution is based on an open architecture and can publish, syndicate and sell content using leading download formats and DRMs, including Liquid Audio, Microsoft Windows Media, MP3 and Sony OpenMG.

•
Global Reach.    Our platform allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels that have limited access to traditional retail distribution channels. Our patented territory restriction technology identifies the approximate geographic location of consumers to enforce content rules worldwide.

Strategic Relationships and Customers

We plan to continue to build relationships with key third parties engaged in the creation and distribution of digital music. We believe that these relationships will enhance our ability to provide a rich variety of music to consumers. Such relationships can be separated into three major areas, the three C’s—content, channel and consumer.

Content Provider Relationships.    In the content area, several labels make music available for sale and promotion through our distribution system and network.

•
EMI Recorded Music.    Under an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in July 2000 we started to sell EMI songs and albums through designated music destination and retail sites, including CDNOW. Under a separate agreement, we plan to sell music from EMI CMG, the world’s largest Christian music company, through our digital music subscription service scheduled to be delivered in spring 2002.

•	Sony Music. We are encoding, hosting and delivering promotional downloads from Sony Music on Amazon.com’s website, through our agreement with Amazon.com.

•	Universal Music Group. We are encoding, hosting and delivering promotional downloads from Universal Music Group on Amazon.com’s website, through our agreement with Amazon.com.

•	Warner Music Group. Under an agreement with Warner Music Group, in November 2000 we started to sell Warner songs and albums through our Liquid Music Network.

•	Zomba Records Group. Zomba has made songs and albums from some of the most popular artists available for sale through the Liquid Music Network. These artists include Britney Spears and ‘N SYNC.

•
Independent Labels.    Many independent record labels have chosen to make their catalogs available online using our solution. These labels include Artemis Records, Avex, Beggars Banquet, Del-Fi Records, edel music, Rounder Records, Strictly Rhythm, Sub Pop Records, Twin/Tone Records and Vanguard Records. As of December 31, 2001, record labels have chosen to promote and sell more than 180,000 digital music recordings through our Liquid Music Network. This compares to approximately 140,000 digital music recordings at the beginning of 2001.

Channel Partners.    Our distribution channel continues to grow and includes some of the most popular music websites on the Internet today.

•
Amazon.com.    Under our agreement with Amazon.com, we are encoding, hosting and delivering promotional music downloads for the free downloads section of Amazon.com’s music website, which is designed to increase compact disc sales.

•
Best Buy.    Leading retailer Best Buy uses the Liquid Store commerce solution and offers a custom branded version of Liquid Player software to sell music from our catalog of content on its bestbuy.com website.

•
CDNOW.    CDNOW uses RIFFS to promote and sell digital music to consumers through its online retail website, cdnow.com. The website began offering music from our catalog of content for sale in February 2000.

•	Musicland. Musicland is using RIFFS for its destination sites, SamGoody.com, Suncoast.com, OnCue.com and MediaPlay.com, and started selling music from our catalog of content in August 2000.

Consumer Adoption.    We distribute music to millions of consumers in concert with technology companies whose innovative products complement our digital music distribution system. These include the following:

•
AOL Time Warner.    We developed a software “plug-in” that enables the AOL Nullsoft Winamp player software to purchase and play music encoded in our format. The plug-in is distributed by AOL on the winamp.com website, its other websites and ours.

•
ARM.    We entered into an agreement with ARM, a microprocessor design company, to create a turnkey platform enabling devices supporting secure digital audio devices, using our Secure Portable Player Platform (“SP3”). This integration has made it easier for consumer electronics and wireless device manufacturers to create new products, using the same chip set platforms they are already using, that support the playback of secure digital downloads distributed by us.

•
Cirrus Logic, Inc.    Cirrus Logic became the first company to integrate the ARM/Liquid Audio SP3 solution into their chipsets. They are using their reference design to enable flash memory-based consumer electronics devices to be compatible with our platform.

•
Microsoft.    To maximize the number of consumers getting music through our distribution network, we added support for the Microsoft Windows Media format. To date, we have encoded and distribute more than 51,000 songs in the Windows Media format. We also deployed Windows Media-based servers in our data centers to host and distribute that content to retailers in our Liquid Music Network. We operate clearinghouse functions for the Windows Media DRM system and added support for Windows Media to our Liquid Player software.

•	Palm, Inc. We provide Palm handheld users with a solution for accessing digital music. Palm licenses both SP3 and the Liquid Store to create the Palm Music Connection, a new song download website that gives Palm m100 series handheld users immediate access to thousands of secure digital downloads from a wide variety of artists and genres.

•
Plextor Corp.    Plextor delivers a custom-branded version of our Liquid Player software with its compact disc recorder/rewriteable (“CD-R/RW”) drives. Plextor also uses the Liquid Store to facilitate the secure distribution and sale of audio content on its website.

•
RealNetworks Inc.    We developed software “plug-ins” that enable users of RealNetwork’s RealPlayer G2, RealJukebox and RealOne Player software to playback music encoded in our format using their existing software. To date, more than 9 million users have downloaded the plug-ins.

•
Sony. Sony delivers a custom-branded version of our Liquid Player software to consumers with certain compact disc recorder (“CD-R”) devices they sell in the United States and United Kingdom, as well as to customers of its VAIO Music Clip and Memory Stick Walkman devices. Additionally, we enable the distribution of content using Sony’s ATRAC3 and OpenMG technologies.

•
Texas Instruments Inc.    We collaborated with Texas Instruments to develop a reference design based on our SP3 specification for secure music delivery. Texas Instruments uses our SP3 reference design in chipsets to enable future flash memory-based consumer electronics devices to be compatible with our platform.

•	Digital Audio Device Manufacturers. We are also collaborating with the following companies to develop digital audio devices that interoperate with our SP3 specification:

Aiwa	Palm, Inc.
e.Digital Corporation	PocketPyro Porteson
IOData	Sanyo Corporation
Mpuls3	TDK

International Offices

We believe that offices outside the United States are important to establish a complementary international distribution infrastructure. Our international offices include the following:

•
Liquid Audio Europe.    We formed a wholly-owned subsidiary based in London. Liquid Audio Europe is focused on selling our products and services to markets in the United Kingdom, France, German, Italy and other European countries. Several customers in Europe distribute Liquid Player or have adopted Liquid Store.

•	Japan. We recently established a new office in Tokyo to directly service and build new relationships with label, retail and consumer electronics companies.

Information regarding financial data by geographic area, as well as information regarding operating segments, is set forth in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 1, “Segment Information,” which information is hereby incorporated by reference.

Customers

We license our software and services to a variety of customers from various market segments. A selected list of our customers includes the following, each of which accounted for more than $10,000 of our revenues in 2001:
ARM	Plextor Corporation
Country Music Hall of Fame	Rhino Records
EMI Music Distribution	Sony Electronics Inc.
Microsoft	Sony UK
Palm, Inc.	Warner Music Group

In 1999, Adaptec, Super Stage and Liquid Audio Korea accounted for 31%, 30% and 12% of our total net revenues, respectively. In 2000, Cyber Music Entertainment, formerly Liquid Audio Japan, and Liquid Audio South East Asia through our strategic partner accounted for 42% and 11% of our total net revenues, respectively. In 2001, Cyber Music Entertainment and Liquid Audio Greater China accounted for 39% and 22% of our total net revenues, respectively.

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

Record Labels

American Gramaphone	Arista Records	Artist Direct
Atlantic Records	Blue Note Records	BMG Distribution
Capitol Records	Columbia Records	Dreamworks Records
Elektra Records	EMI Recorded Music	Epic Records
Geffen Records	Hollywood Records	Interscope Records
Island Records/Def Jam	Jive	Matador
Maverick Records	MCA Records	Mercury Nashville
RCA Records	Reprise Records	Rhino Records
Roadrunner	Sony	Sparrow
Tommy Boy Records	TVT Records	Universal Music Group
V2 Records	Verve	Virgin
Warner Music Group	Wind-up Entertainment	Zomba Records Group

Recording Artists

Barenaked Ladies	Basement Jaxx	Bjork
Blink 182	Boz Scaggs	Brad Melhdau
Britney Spears	Bush	Busta Rhymes
Charlie Haden	Custom	Dave Matthews Band
De La Soul	Depeche Mode	Diana Krall
Drowning Pool	Dwight Yokam	Elvis Costello
Enya	Green Day	Ice Cube
Joe	Josh Groban	Lee Greenwood
Mannheim Steamroller	Melissa Etheridge	Mystikal
Natalie Merchant	New Order	Nickelback
No Doubt	Pink Floyd	P.O.D.
Powerman 5000	R. Kelley	Radiohead
Ramones	Randy Travis	REM
Rod Stewart	Steven Curtis Chapman	Sugar Ray
The Grateful Dead	The Strokes	Toby Keith
Uncle Kracker	Willie Nelson	ZOEgirl

Products and Services

Our platform includes software products and services that enable the secure digital delivery and sale of recorded music over the Internet. Our products and services can be separated into three major areas: publishing and distribution, syndication and consumer delivery.

Further information regarding products and services may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 1, “Segment Information,” which information is hereby incorporated by reference.

Publishing and Distribution

Encoding Services.     These services prepare music by artists and record companies for publishing. We use software tools to set rules by which the content can be used by consumers. Such software tools use security features, including digital rights management (“DRM”), encryption and watermarking, to provide copy protection. Our software tools also enable us to attach descriptive text, such as lyrics or album liner notes, graphics such as compact disc cover art, and copyright information to the music file. These are scalable services and we have developed an automated high capacity encoding production service that is currently able to encode approximately 20,000 individual sample sound recordings per day.

Hosting Services.     These services can store and serve digital music for recording artists and labels. Content owners can use our services to feature music links on their websites and promote and sell music. Since launching these services in December 1997, more than 16,000 artists have used our hosting services. These artists have made more than 180,000 songs available for downloading either through the Liquid Music Network or their own websites.

Distribution Services.    Content owners can leverage our distribution services to deliver music through a network of leading retail and music websites. They can also leverage these services to begin selling their music from their own website.

Subscription Services.    We are currently developing a turnkey solution for artists and content owners that wish to sell digital downloads through online subscription services. This service offering leverages our existing publishing and distribution services, player technology and commerce platform. Scheduled to be launched in spring 2002, our initial consumer offering will feature an integrated Liquid Player and exclusive major label content that can be output to recordable compact discs and portable digital audio devices.

Promotion Services.    We provide promotional services that leverage the Internet to help build awareness of artists and increase consumer traffic to retail and music sites. Our Promotions Manager is a web-based application that provides record labels and retailers with real-time access to digital music promotions and related customization features and merchandising resources.

Clearinghouse Services.    Through our multi-format clearinghouse, we can clear online financial transactions and manage rights reporting for music downloads that are protected by either the Liquid Audio or Microsoft Windows Media DRM solutions. Our clearinghouse tracks streaming, downloading and purchase information and records it in tamper-resistant logs. This information is used for commerce management and to generate reports and invoices for the appropriate copyright owners.

Music Meeting.    Music Meeting is an Internet music auditioning service for radio stations. We have partnered with Radio & Records (“Ramp;R”) to develop, promote and sell this service, which permits radio stations to retrieve promotional copies of new songs via real-time stream or secure digital download from the Ramp;R ONLINE website. Using our digital music delivery software, Music Meeting allows a radio station program director to audition and download new music, organize new releases and get updates on a record’s airplay progress via Ramp;R’s various music charts. This service began in January 2001.

Syndication

Liquid Store.    The Liquid Music Network, launched in July 1998, is a music distribution network of leading music-related and retail websites and OEM customers. We provide these websites with the Liquid Store, a ready-made online music store, including its own shopping cart, through which consumers can preview, purchase and download digital recorded music from our catalog of content. Liquid Music Network affiliates simply sign up for the service and add hyperlinks to their home page to begin selling digital music.

Retail Integration and Fulfillment System (“RIFFS”).    Liquid Audio’s RIFFS solution enables the sale of secure digital music through existing e-commerce websites. RIFFS enables online retailers to seamlessly sell our music catalog right alongside physical goods through their existing shopping carts. Participating retailers can merchandise and offer any of the music downloads we distribute. We host the music and transparently fulfill digital delivery to the consumer. Regular reports let websites track download and sales activity.

Liquid Commerce.    For websites that have a search engine but are not e-commerce enabled, we offer a pre-built online shopping cart that websites can use to custom brand and leverage to sell music. Websites can supplement their existing content with music from our catalog of content.

Consumer Delivery

Liquid Player.    Our Liquid Player is a consumer desktop software application that enables users to stream, download and purchase digital music. To enhance the consumer experience, our Liquid Player presents lyrics, liner notes and album art with the music. Once content is downloaded, our Liquid Player can be used to organize the content into playlists. Our Liquid Player can be easily customized with faceplates to tie into the logo and branding of our partners’ websites and is available for both PC and Macintosh platforms. The product can be downloaded free of charge from our website and currently is distributed by the websites in our Liquid Music Network. An enhanced version of the product, Liquid Player Plus, is available to consumers for $19.95 and adds capabilities for transferring digital music to a recordable compact disc or outputting music to digital audio devices for later playback. Delivered in 2000, Liquid Player Plus is distributed through leading consumer device manufacturers and through our Liquid Music Network of retail and music websites. In spring of this year, our Liquid Player will include the capability to purchase digital music through our digital music subscription service.

Plug-ins.    To expand our consumer base, we integrate our music delivery system with those from several of our partners. We provide plug-in software for AOL WinAmp, RealNetworks RealPlayer, RealJukebox and RealOne Player to enable consumers using these software products to preview and purchase content we distribute.

Technology

We have developed a technology platform and systems infrastructure that is designed to optimize the digital delivery of music. Our platform is based on four principal technology layers: component technologies, system technologies, network services and content syndication. We have developed and deployed technology in all of these layers to provide specific advantages for our music delivery products and services. We have invested significant amounts toward research and development to date. Our expenses in this area totaled approximately $11.7 million, $22.9 million and $17.0 million in 1999, 2000 and 2001, respectively.

Component Technologies.    Our platform begins with component technologies, which include digital rights management, portable device platform, multi-format distribution container, watermarking and audio compression.

•
Digital Rights Management (“DRM”).    Our DRM solution protects content delivered online through a digital identification and rights reporting system. Consumers can use our FastTrack Security technology to enjoy secure music on one computer or use our Liquid Passport to move their music to multiple machines while still providing anti-piracy protections.

•
Consumer Electronics Technology.    Our Secure Portable Player Platform (“SP3”) provides content management and protection technology for consumer electronic devices. We have developed specific technologies to enable music to be securely copied to portable digital audio devices. The SP3 system also provides a technology interface that facilitates compatibility with other digital rights management systems.

•
Multi-Format Distribution Container.    We have developed a master media container that facilitates the delivery of media through our system. This container structure is designed to permit extension to other media types, such as third-party formats or video. The container is optimized for music distribution and includes multiple images that can be used to preview and purchase media content in multiple formats including Liquid Audio, MP3, Microsoft Windows Media and Sony ATRAC3, and at multiple resolutions. The multi-format nature of the container also facilitates compatibility across systems. This container also facilitates the real-time insertion of information such advertising and promotions.

•
Watermarking.    Watermarking embeds indelible and inaudible digital information into the audio waveform. We have developed our own patented watermarking technology that is specifically designed to operate in conjunction with compression technologies. The embedded information is useful for identifying and tracking audio usage and cannot be removed without destroying the recorded music.

•
Audio Compression.    Audio compression reduces the bandwidth required to stream and download music over network connections. Our format-neutral music distribution system supports the delivery of music using several leading compression technologies: AAC, Sony ATRAC3, MS-Audio and MP3. We have added extensions to the AAC audio compression technology that further improve audio quality. In addition, we have developed an exclusive, proprietary lossless compression algorithm that is useful for professional audio applications.

System Technologies.    Our system technologies build on top of the base features provided through our component technologies to enable our digital music delivery services.

•
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

•
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

•
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

•
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

•
Device Interfaces.    We have developed SP3, which provides a set of security interfaces and techniques for secure digital audio devices. SP3 is an open specification for use by many device manufacturers. SP3 is consistent with the goals of the Secure Digital Music Initiative (“SDMI”) and is in use by several leading device manufactures. SDMI is sponsored by the Recording Industry Association of America (“RIAA”) to develop an open standard for the secure digital delivery and use of recorded music.

Network Services and Content Syndication.    The implementation of our component and system technologies enables us to provide our network services and content syndication offerings. Our network services are driven out of the Liquid Operations Center, which operates primarily as a processing, security, copyright management and rights reporting center. Our content syndication services encompass RIFFS and the Liquid Store.

We believe that our technology architecture and our advanced stage of development and deployment provide distinct competitive advantages. We are currently developing the seventh generation of our digital music delivery products. The advantages of our technology are summarized below:

•
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

•
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

•
Open Technical Architecture.    An open system design is important because standard formats are not yet available for online music distribution. Our technology has been designed to provide an open and flexible solution that can adapt to many competing compression technologies and formats, including Sony ATRAC3, MP3 and Microsoft Windows Media, as well as future changes that may occur in digital music distribution. Our open system design allows the integration of new technologies while maintaining compatibility with existing content. In addition, our flexible architecture allows us to continue to integrate technologies such as audio compression and audio watermarking as they continue to improve in the future.

•
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

•
Superior Audio Quality.    We believe consumers will pay for quality music, and we believe that we have consistently provided superior audio quality for digital music. We employ specific techniques and optimize industry algorithms to improve sound quality. We believe that our use of standardized compression algorithms such as AAC, MP3 and Microsoft Windows Media, provides greater compatibility than proprietary audio compression solutions.

Sales and Marketing

Our sales and marketing efforts are principally concentrated on selling our products and services, developing complementary business opportunities, aggregating digital music recordings for syndication and sale, and broadening our content syndication reach by expanding the number and geographic reach of music and retail websites in our Liquid Music Network. We sell our products and services to artists, record companies, websites, OEMs and online retailers through a 24-person sales and marketing organization. These employees are located in Redwood City, Los Angeles, New York, London and Tokyo. Our software products and services are also bundled and distributed by third-party manufacturers of various computer hardware and software products.

We use a variety of marketing programs to create market awareness and generate demand for our products and services. Our marketing activities include event-based promotions with popular recording artists and record labels, web-based consumer outreach including a weekly music e-mail, press tours, participation in key trade events and conferences and other public relations activities.

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

We currently have nine patents pending in the United States and eight patents pending in other countries relating to our product architecture and technology and hold fourteen patents. Those patents expire between October 2015 and October 2018. We have had claims allowed on two of our patent applications. Any pending or future patent applications may not be granted, existing or future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that has issued or any patent that may issue may not provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need either to obtain a license or to design around the patent. We may not be able to obtain a required license on acceptable terms, if at all, or to design around the patent. See “Legal Proceedings.”

We pursue the registration of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all our marks. A significant portion of our marks begin with the word “Liquid.” We are aware of other companies that use “Liquid” in their marks, alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Liquid.” In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions. We license our proprietary rights to third parties, and these licensees may fail to abide by compliance and quality control guidelines with respect to our proprietary rights or take actions that would harm our business.

To license many of our products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected. Policing unauthorized use is difficult.

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

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from distributing certain products and services. These claims could harm our business. We also rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products and services, to perform key functions. Third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these technologies could harm our business. Moreover, although we are generally indemnified against claims that third-party technology infringes the proprietary rights of others, this indemnification may be unavailable for all types of intellectual property rights, for example, patents may be excluded, and in some cases the scope of indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. Infringement or invalidity claims may arise from the incorporation of third-party technology, and our customers may make claims for indemnification. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product and service redevelopment costs and delays, all of which could harm our business. Sightsound, Inc., Intouch Group, Inc. and Network Commerce, Inc. have claimed that our products infringe their patent rights. See “Legal Proceedings.”

Competition

Competition among companies in the business of delivering digital music over the Internet is intense. New or current competitors may emerge that are more successful than us. See “Company Risk Factors—The Market for Digital Delivery of Music Over the Internet is Highly Competitive, and if We Cannot Compete Effectively, Our Revenues Might Decline.”

We compete with providers of infrastructure technology, products and services such as Full Audio, RioPort and Loudeye Technologies, providers of digital music subscription services such as Listen.com, MusicNet and pressplay and providers of music player software such as MusicMatch, RealOne or Microsoft Windows Media Player.

We believe that the primary competitive factors in our market are the following:

•	quantity and variety of digital recorded music content;

•	copyright licenses associated with digital recorded music;

•	the number and quality of music-related and retail websites;

•	ease of consumer experience;

•	number of music players distributed;

•	price and cost of products and services;

•	ability to ensure secure digital delivery of recorded music;

•	ability to adapt to changes in component technologies and consumer preferences;

•	brand awareness; and

•	fidelity and quality of sound of digital recorded music.

We believe our products and services offer significant advantages over those of our competitors:

•	our music catalog features over 16,000 artists and 1,600 individual record labels. We believe that we offer more artists and more labels than most digital music distribution services;

•	through our Liquid Music Network, we believe we have the potential to reach more music consumers than other digital music delivery solutions;

•
our Liquid Player can be customized by our OEM customers to match their own branding initiatives. This customization enables our OEM customers to maintain and extend their relationships with their customers and provide both a branded Liquid Store and the ability to feature their own product offerings within the Liquid Player. Currently, no other company offering a digital music player or jukebox provides these features and instead redirect users to their own website;

•	our platform offers better copy protection and copyright management than Microsoft Windows Media or MP3-based solutions;

•	our open architecture will allow us to adapt to changing component technologies; and

•
the fidelity and sound quality of music encoded by our products and services are superior to competitive systems due to optimizations we perform on audio compression technologies used in our products and services.

Additionally, music community websites, such as Morpheus/Music City, WinMX and others, may attract consumers who want to share or download music from the Internet. These websites compete directly with our affiliates. To the extent that consumers download digital music from these websites rather than from our affiliates, our business may be harmed. Additionally, there are other companies, such as IBM, Microsoft, RealNetworks, RioPort and InterTrust Technologies Corporation, that provide component software technologies that facilitate the digital delivery of goods over the Internet, including music. To the extent that the market standardizes on these technologies and we are unable to incorporate these components into our music delivery services, our business may be harmed.

Employees

As of December 31, 2001, we had 105 full-time employees, including 24 in sales and marketing, 52 in research and development, 17 in general and administrative and 12 in operations. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

ITEM 1A.    COMPANY RISK FACTORS

Our Limited Operating History in the New Market of Digital Delivery of Music over the Internet Increases the Possibility that the Value of Your Investment Will Decline

We incorporated in January 1996. We did not start generating revenues until the first quarter of 1997. In early 1999 we began to place greater emphasis on developing and marketing our digital music delivery services. Accordingly, we are still in the early stages of development and have only a limited operating history upon which you can evaluate our business. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business in the new market of digital delivery of music, many of which may be beyond our control.

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

Our accumulated deficit as of December 31, 2001 was approximately $111.1 million. We had net losses of approximately $24.2 million, $33.7 million and $37.2 million in 1999, 2000 and 2001, respectively. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least mid-2003. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business and operating results will be harmed.

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

Several of our significant customers have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of December 31, 2001, 69% or $315,000 of our accounts receivable from third parties and 100% or $1.6 million of our account receivables from related parties, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our operating results will be harmed.

Our Business Might Be Harmed if We Fail to Price Our Products and Services Appropriately

We have recently decided to focus on providing a subscription-based service offering and a licensing-based offering for our customers. We have limited experience in pricing such new models, and failure to properly price and adjust these new pricing models may result in a loss of customers which would have an adverse effect on our business and operating results. Moreover, the price of Internet products and services is subject to rapid and frequent change. We may be forced, for competitive or technical reasons, to reduce or eliminate prices for certain of our products or services. If we are forced to reduce or eliminate prices, it would diminish our revenues and impact our margins, which will harm our business.

If We Do Not Establish Relationships with Additional International Partners, Our Revenues Might Decline

In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Korea, Liquid Audio Japan, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We recently terminated our relationships with these partners. Consequently, we do not expect additional revenue will be generated from them. If we are unable to establish additional relationships with international partners, and if such additional relationships do not generate a significant amount of revenue in future periods, then our future revenues could be lower than we anticipate and our business and operating results could be harmed. Furthermore, the commercial terms for these new relationships could cause our revenues to vary from period-to-period, which might result in unpredictability of our revenues.

We Might Not Be Successful in the Development and Introduction of New Products and Services

We depend in part on our ability to develop new or enhanced products and services, such as our subscription-based service offering and server-based license offering, in a timely manner and to provide new products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully and develop and bring to market new products and services in a timely manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability.

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

We Depend on Proprietary Rights to Develop and Protect Our Technology

Our success and ability to compete substantially depends on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We hold fourteen existing patents and currently have nine patents pending in the United States and eight patents pending in other countries. Our patents expire between October 2015 and October 2018. We have had claims allowed on two of our patent applications. We are presently pursuing the registration of our trademarks. Our patent applications or trademark registrations in the United States may not be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations in the United States are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

The primary forms of intellectual property protection for our products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis. To date, we have applied for eight patents outside the United States. Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized countries such as China and Brazil, two countries in which we do business, for inadequate intellectual property protection. If our intellectual property is infringed in any country in which we do business without a high level of intellectual property protection, our business and operating results could be harmed.

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

From time to time, we receive letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their intellectual property rights. Such claims may result in our being involved in litigation. Although we do not believe we infringe the proprietary rights of any party, we cannot assure you that parties will not assert additional claims in the future or that any claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim against us relating to proprietary technology or information, we might seek licenses to this intellectual property. We might not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights might harm our business and operating results. See “Legal Proceedings.”

If Standards for the Secure, Digital Delivery of Recorded Music Are Not Adopted, the Piracy Concerns of Record Companies and Artists Might Not Be Satisfied, and They Might Not Use Our Platform for Digital Delivery of Their Music

Because other digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source or ownership of digital recordings, record companies and artists are unable to prevent users from downloading and distributing unauthorized or “pirated” copies of copyrighted recorded music in these formats over the Internet. This piracy is a significant concern to record companies and artists, and is the primary reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. If record companies and artists do not adopt a standard format, however, it may permit unsecure copies of recorded music to continue to be available on the Internet, and as a result record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music is not adopted, our business and operating results might be harmed.

We have designed our current products to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our products and services are compatible. If a competitor were to establish the dominant industry standard, our business would be harmed. It is too soon to determine whether our standard will be adopted as the dominant industry standard, if a standard is so adopted.

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

If Artists and Record Labels Are Not Satisfied that They Can Securely, Digitally Deliver Their Music Over the Internet, We Might Not Have Sufficient Content to Attract Consumers

Our success depends on our ability to aggregate a sufficient amount and variety of digital recorded music for syndication. In particular, until a significant number of artists and their record labels adopt a strategy of digitally delivering and selling music over the Internet, the growth of our business might be limited. We currently do not create our own content; rather, we rely on record companies and artists for digital recorded music to be syndicated using our format. We believe record companies will remain reluctant to distribute their recorded music digitally unless they are satisfied that the digital delivery of their music over the Internet will not result in the unauthorized copying and distribution of that music. If record companies do not believe that recorded music can be securely delivered over the Internet, they may not allow the digital distribution of their recorded music and we might not have sufficient content to attract consumers. If we cannot offer a sufficient amount and variety of digital recorded music for syndication, our business will be harmed.

Due to the Many Factors that Influence Market Acceptance, Consumers Might Not Accept Our Platform

Our success will depend on growth in consumer acceptance of our platform as a method for digital delivery of recorded music over the Internet. Factors that might influence market acceptance of our platform include the following, over which we have little or no control:

•	the availability of sufficient bandwidth on the Internet to enable consumers to download digital recorded music rapidly and easily;

•	the willingness of consumers to invest in computer technology that facilitates the downloading of digital music;

•	the cost of time-based Internet access;

•
the number, quality and variety of digital recordings available for purchase through our system relative to those available through other online digital delivery companies, digital music websites, music swapping or sharing websites or through traditional physical delivery of recordings;

•	the availability of portable devices to which digital recorded music can be transferred;

•	the fidelity and quality of the sound of the digital recorded music; and

•	the level of consumer comfort with the process of downloading and paying for digital music over the Internet, including ease of use and lack of concern about transaction security.

It is too soon to determine whether consumers will accept our platform as their primary application to download, manage and play digital music. A lack of customer acceptance would harm our business and operating results.

Companies Might Not Develop or Consumers Might Not Adopt Devices That Will Play Digitally Downloaded Music

We believe that the market for digitally recorded music delivered over the Internet will not develop significantly until consumers are able to enjoy this music other than solely through the use of a personal computer. Several consumer electronics companies have introduced or announced plans to introduce devices that will allow digital music delivered over the Internet to be played away from the personal computer. If companies fail to introduce additional devices, consumers do not adopt these devices or our products and services are incompatible with these devices, our business would be harmed. In addition, digital music can be transferred to a compact disc, but that transfer requires a compact disc recorder (“CD-R”). Many desktop computer manufacturers offer CD-Rs in their computers. If companies do not continue to offer CD-Rs in their computers, consumers do not adopt CD-Rs, or our products and services are incompatible with CD-Rs, our business might be harmed.

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

The Market for Digital Delivery of Music Over the Internet is Highly Competitive, and if We Cannot Compete Effectively, Our Ability to Generate Meaningful Revenues Would Suffer Dramatically

Competition among companies in the business of digital delivery of music over the Internet is intense. We expect that present competitors will increase competitive pressure in the market for digital delivery of music.

Competition is likely to increase further as new companies enter the market and current competitors expand their products and services or merge with other competitors. Many of these potential competitors are likely to enjoy substantial competitive advantages, including the following:

•	larger audiences;

•	larger technical, production and editorial staffs;

•	greater brand recognition;

•	access to more recorded music content;

•	a more established Internet presence;

•	a larger advertiser base; and

•	substantially greater financial, marketing, technical and other resources.

If we do not compete effectively or if we experience pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and operating results would be harmed.

If MusicNet and pressplay License its Services to Our Competitors, and We Are Unable to License Similar Content, Our Business Could be Harmed

The major U.S. record companies have recently formed ventures for the licensing of their digital music subscription services to online music service providers. BMG Entertainment, EMI, Real Networks and Warner Music Group have formed a venture called “MusicNet.” Also, Universal Music Group (an unit of Vivendi Universal) and Sony Music Entertainment have formed a venture called “pressplay.” Musicnet and pressplay have recently launched their services, and may license their services to other third party online music service providers.

pressplay has reported that it has entered into distribution agreements with affiliates, including Yahoo!, Microsoft Network and MP3.com, and that is has entered into licensing agreements with six independent record labels including Madacy, Navarre, OWIE, Razor & Tie, Roadrunner and Rounder. The press has reported that MusicNet has licensed its service to America Online, Real Networks and Napster and that MusicNet has entered into a licensing agreement with Zomba Label Group which encompasses seven record labels: flagship Jive Records, Jive Electro, Silvertone, Verity, Brentwood, Reunion, and Volcano. If our competitors obtain licenses for digital music subscription services from MusicNet and pressplay and we are unable to obtain similar content provided by those services on commercially reasonable terms, these competitors may be able to develop a more compelling consumer product and our business could be harmed.

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

We Might Not Be Successful in Our Attempts to Keep Up With Rapid Technological Change and Evolving Industry Standards

The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

•	use leading technologies effectively;

•	continue to develop our strategic and technical expertise;

•	enhance our current products and services;

•	develop new products and services that meet changing customer needs;

•	advertise and market our products and services; and

•	influence and respond to emerging industry standards and other technological changes.

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

System Failures or Delays Might Harm Our Business

Our operations depend on our ability to protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our corporate headquarters are located in northern California. California had recently experienced power outages due to a shortage in the supply of power within the state. Although we maintain a comprehensive disaster recovery plan, if the power outages recur or increase in severity, they could disrupt our operations. Interruptions or slowdowns in our services have resulted from the failure of our telecommunications providers to supply the necessary data communications capacity in the time frame we required, as well as from deliberate acts. Despite precautions we have taken, unanticipated problems affecting our systems could in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our software or hardware due to an increase in the volume of products and services delivered through our servers. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies, and our business might be harmed.

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

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include incentive stock options, cash incentives and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract and retain highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Fluctuations in Our Quarterly Revenues and Operating Results Might Lead to Reduced Prices for Our Stock

Our quarterly results of operations have varied in the past, and you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations are likely to be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline. Factors that have caused our results to fluctuate in the past and that are likely to affect us in the future include the following:

•	the timing of individual software licenses to customers;

•	competition for consumers from traditional retailers as well as providers of online music services;

•	the announcement and introduction of new products and services by us and our competitors;

•	distribution of the player through OEM and retail partners;

•	the upgrade percentage of our promotional player to the paid Player Plus version;

•	our ability to increase the number of websites that will use our platform for digital music delivery;

•	the timing of our partners’ introduction of new products and services for digital music sales; and

•	variability and length of the sales cycle associated with our product and service offerings.

In addition, other factors may also affect us, including:

•	market adoption and growth of sales of digitally downloaded recorded music over the Internet;

•	legal developments with respect to copyright law and downloadable music;

•	our ability to attract significant numbers of music recordings to be syndicated in our format;

•	our ability to provide reliable and scalable service, including our ability to avoid potential system failures;

•	market acceptance of new and enhanced versions of our products and services; and

•	the price and mix of products and services we offer.

We Might Need Additional Capital in the Future and Additional Financing Might Not Be Available

We currently anticipate that our available cash resources and financing available under existing lease agreements will be sufficient to meet our anticipated working capital and capital expenditure requirements for the foreseeable future. However, we may need to raise additional funds through public or private debt or equity financing in order to:

•	take advantage of opportunities, including acquisitions of complementary businesses or technologies;

•	develop new products or services; or

•	respond to competitive pressures.

Any additional financing we may need may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services, or otherwise respond to unanticipated competitive pressures, and our business could be harmed. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth in this “Additional Factors Affecting Future Results” section.

Difficulties Presented by International Economic, Political, Legal, Accounting and Business Factors Could Harm Our Business in International Markets

A key component of our strategy is to expand into international markets. The following risks are inherent in doing business on an international level and we have little or no control over them:

•	unexpected changes in regulatory requirements;

•	export restrictions;

•	export controls relating to encryption technology;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political and economic instability; and

•	potentially adverse tax consequences.

In addition, other factors that may also affect us and over which we have some control include the following:

•	difficulties in staffing and managing international operations;

•	differences in music rights reporting structures; and

•	seasonal reductions in business activity.

We recently terminated our individual agreements in Japan, Korea, greater China and south east Asia. We may enter into similar arrangements in the future in these and other countries. We also established a wholly-owned subsidiary in the United Kingdom and an office in Tokyo. One or more of the factors listed above may harm our present or future international operations and, consequently, our business.

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

Our Charter Documents and Delaware Law May Impede Or Discourage A Takeover, Which Could Lower Our Stock Price

Provisions of our restated certificate of incorporation and bylaws, and provisions of Delaware law, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, we have a classified board of directors which may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may maintain the incumbency of our board of directors, as the classification of the board of directors increases the difficulty of replacing a majority of the directors. These provisions may have the effect of deferring hostile takeovers, delaying changes in our control or management, or may make it more difficult for stockholders to take certain corporate actions. Consequently, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our Rights Plan May Impede Or Discourage a Takeover, Which Could Lower Our Stock Price

Our board of directors has approved a shareholders rights plan. The rights will become exercisable the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price. The rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the board of directors. As a result, the rights could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Risks Related to Our Industry

Internet Security Concerns Could Hinder E-Commerce

A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Internet usage may not increase at the rate we expect unless some of those concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Protections may not be available at a reasonable price or at all. If a third person were able to misappropriate a user’s personal information, users could bring claims against us.

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

In 1998, Congress passed the Internet Tax Freedom Act, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. The moratorium was scheduled to expire in October 2001. Recently, Congress extended the Internet Tax Freedom Act until November 1, 2003. We cannot assure you that this moratorium will be extended beyond November 1, 2003. Failure to extend this moratorium beyond that date would allow various states to impose taxes on e-commerce, which might harm our business.

In February 2002, European Finance Ministers announced that beginning July 2003 Value Added Tax (“VAT”) will be imposed on services delivered electronically over the Internet from suppliers outside the European Union (“EU”). The tax may substantially impair the growth of e-commerce in the EU and may reduce our opportunity to derive e-commerce in the EU, and our business could be harmed.

Demand for Our Products and Services Might Decrease if Growth in the Use of the Internet Declines

Our future success substantially depends upon the continued growth in the use of the Internet. The number of users on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including the following, over which we have little or no control:

•	actual or perceived lack of security of information, such as credit card numbers;

•	lack of access and ease of use;

•	inconsistent quality of service and lack of availability of cost-effective, high speed service;

•	possible outages due to damage to the Internet;

•	excessive governmental regulation; and

•	uncertainty regarding intellectual property rights.

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

ITEM 2.    PROPERTIES

Our headquarters are located in 40,795 square feet of leased office space in Redwood City, California. The lease term extends to May 30, 2005. We lease an office suite near the former headquarters in Redwood City, California on a month-to-month basis, for additional storage needs. In connection with our restructuring in May 2001, we consolidated our then three Redwood City, California offices into the aforementioned headquarters. We continue to lease these three offices until the expiration of their terms, and have subleased one of the offices. We lease 11,400 square feet of leased office space in Redwood City at our former headquarters location. The lease term extends to April 14, 2002 with a three-year renewal, at our option. We lease an additional 18,200 square feet of office space near our former headquarters. The lease term for this additional space extends to November 15, 2002 with two five-year renewals, at our option. We lease an additional 26,800 square feet of office space near our former headquarters. The lease term for this additional space extends to August 31, 2002 with a three-year renewal, at our option. We have subleased this space to a tenant through July 31, 2002.

ITEM 3.    LEGAL PROCEEDINGS

In November 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our shareholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc. Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and us. The complaint alleges that defendants had breached their fiduciary duties owed to our shareholders in connection with our response to acquisition offers from Steel Partners II, LLP and an investor group formed by musicmaker.com, Inc. The complaint seeks, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, we have not responded to the complaint, nor has the court set a date for discovery cutoff or trial. We intend to vigorously defend the action. There is no assurance concerning the outcome of either action, or whether either action would have a material effect on our financial condition or business operations.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against us in the United States District Court for the Western District of Washington (Seattle). The suit alleges that we infringe the claims of United States Patent No. 6,073,124. NCI requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the Complaint on November 2, 2001 and subsequently submitted an answer to the Complaint that included counterclaims. In February 2002, we entered into settlement negotiations but have yet to reach a settlement.

On August 23, 2001, we received a demand letter from a former employee’s legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the former employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against us and one of our former employees. We completed an investigation and believe that there is no merit to the former employee’s allegations. We do not know at this time whether a settlement can be achieved. To date, we have not been served with a complaint.

On July 20, 2001, a putative securities class action, captioned Murowa Financial v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-6661, was filed against us, certain of our officers and directors (the “Individual Defendants”) and three underwriters in our initial public offering (the “IPO”), in the United States District Court for the Southern District of New York. The Complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Several complaints substantially identical to Murowa were later filed against us, the Individual Defendants, and several of the IPO underwriters in the Southern District of New York. These cases have been consolidated under Civil Action No. 01-CV-6661. These complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering and secondary offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. We believe that we have meritorious defenses to the claims and intend to vigorously defend against such claims.

On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an Amended Complaint against one of our customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer whereby we have agreed to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an Answer to the Amended Complaint on April 27, 2000 denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on pending matters.

On March 31, 2000, Intouch Group, Inc. (“Intouch”) filed a lawsuit against us in the United States District Court for the Northern District of California alleging patent infringement. The Complaint names us, Amazon.com, Inc., Listen.com, Inc., Entertaindom LLC, DiscoverMusic.com, Inc. and Muze, Inc. It alleges that these parties infringe, or induce infringement of, the claims of United States Patent Nos. 5,237,157 (“the ‘157 patent”) and 5,963,916 (“the ‘916 patent”) by operating a web site and/or a kiosk that allows interactive previewing of pre-recorded music products. The Complaint seeks unspecified damages and injunctive relief. We answered Intouch’s first amended complaint, denying the material allegations of the amended complaint, and asserting counterclaims for declaratory judgment of non-infringement, patent invalidity and inequitable conduct. In May 2001, the parties reached an agreement in principle to settle Intouch’s claims on the ‘157 patent. On February 6, 2002, the parties executed a final settlement regarding the ‘916 patent. Pursuant to the settlement, the terms of which are confidential, Intouch has dismissed its suit with prejudice as to us and granted us a nonexclusive license on the ‘916 patent. The settlement did not have a material impact on our financial position or results of operations.

From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of securities holders during the quarter ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Price of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “LQID” since July 8, 1999. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 1999
Third Quarter (since July 8, 1999)	$40.44	$20.88
Fourth Quarter	45.13	26.25
Year Ended December 31, 2000
First Quarter	34.06	13.25
Second Quarter	19.00	6.69
Third Quarter	14.50	4.25
Fourth Quarter	6.00	2.16
Year Ended December 31, 2001
First Quarter	3.88	2.00
Second Quarter	2.95	1.81
Third Quarter	2.95	2.03
Fourth Quarter	2.72	2.10

The closing price per share of the common stock at March 13, 2002 was $2.27. As of March 13, 2002, there were approximately 126 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Preferred Stock Rights Agreement

On August 7, 2001, our Board of Directors adopted a Preferred Stock Rights Agreement under which we declared a dividend of one right to purchase one one-thousandth share of our Series A participating preferred stock for each outstanding share of common stock. The rights will separate from the common stock and become exercisable following (i) the tenth day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common stock then outstanding or (ii) the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group announces a tender of exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common stock. Each right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A preferred stock with economic terms similar to that of one share of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 included elsewhere in this document to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues:
License	$682	$1,284	$1,537	$1,235	$246
Services	1,173	2,977	733	268	10
Business development (related party)	2,873	7,307	2,137	1,300	—

Total net revenues	4,728	11,568	4,407	2,803	256

Cost of net revenues:
License	491	290	235	310	302
Services	1,503	2,722	1,122	242	91
Business development (related party)	—	75	79	2	—
Non-cash cost of revenues	349	28	25	36	15

Total cost of net revenues	2,343	3,115	1,461	590	408

Gross profit (loss)	2,385	8,453	2,946	2,213	(152)

Operating expenses:
Sales and marketing	11,404	17,114	10,217	4,035	2,820
Non-cash sales and marketing	(43)	314	783	741	304
Research and development	16,957	22,917	11,706	4,109	1,880
Non-cash research and development	—	80	371	210	127
General and administrative	9,077	7,131	2,770	1,642	898
Non-cash general and administrative	(14)	13	190	254	88
Strategic marketing-equity instruments	607	1,935	3,130	—	—
Restructuring	4,497	—	—	—	—

Total operating expenses	42,485	49,504	29,167	10,991	6,117

Loss from operations	(40,100)	(41,051)	(26,221)	(8,778)	(6,269)
Other income (expense), net	4,170	8,236	2,015	239	53
Loss in equity investment	(1,254)	(870)	—	—	—

Net loss	$(37,184)	$(33,685)	$(24,206)	$(8,539)	$(6,216)

Net loss per share:
Basic and diluted	$(1.64)	$(1.52)	$(2.28)	$(3.60)	$(4.95)
Weighted average shares	22,614	22,133	10,616	2,371	1,256

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$91,594	$96,398	$138,692	$14,143	$2,387
Short-term investments	—	27,378	19,157	3,001	—
Working capital	87,233	119,089	152,030	15,060	858
Total assets	97,415	138,210	166,109	19,913	3,275
Long-term debt, less current portion	—	564	1,321	969	218
Mandatorily redeemable convertible preferred stock	—	—	—	29,801	8,247
Total stockholders’ equity (deficit)	91,825	128,674	157,745	(14,133)	(6,879)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS	OF OPERATIONS

The following Management’s Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe” and “intend” or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in this Management’s Discussion and Analysis on information currently available to us, and we assume no obligation to update any of these forward-looking statements. Although we believe that the expectations reflected in any of these forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth in the “Risk Factors” section. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music using our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (“LMN”), a syndicated network of leading music-related and music retailer websites.

In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. More recently, we began focusing additional attention on licensing our server software products. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 7%, 6% and 1% of total net revenues in 2001, 2000 and 1999, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

Business Development Revenue

Business development revenues as a percentage of total net revenues were 61%, 63% and 48% in 2001, 2000 and 1999, respectively. Liquid Audio Korea (“LAK”), Liquid Audio Greater China (“LAGC”), Liquid Audio South East Asia (“LASE”) through our strategic partner and Liquid Audio Japan (“LAJ”) stopped making their contractual payments as scheduled in the third quarter of 2000, fourth quarter of 2000, fourth quarter of 2000 and the second quarter of 2001, respectively. We were unsuccessful in receiving any additional payments from these customers.

In June 2001, we and LAJ mutually agreed to terminate the licensing and reseller agreements (the “Agreements”) between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber

Music Entertainment (“CME”) and no longer distributes our technology nor utilizes our digital distribution platform to offer services to the Japanese music market. Effective September 30, 2001, CME ceased using Liquid Audio trademarks, including the company name, and returned all of our products, technology and licenses. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $890,000, which had been paid in cash, from CME in the three months ended September 30, 2001. In October 2001, we established a new office in Tokyo to build new relationships with label, retail and consumer electronic companies directly.

In September 2001, we notified LAK, LAGC and LASE through our strategic partner of their defaults under the licensing and reseller agreements between us and the aforementioned companies due to their failures to make contractual payments as scheduled. LAK, LAGC and our strategic partner of LASE did not cure the defaults during the cure periods. Accordingly, we exercised our rights to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAK, LAGC and our strategic partner of LASE have been fully reserved, and no revenue from LAK, LAGC or LASE through our strategic partner were recorded in the three months ended September 30, 2001. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $569,000, which had been paid in cash, from LAGC in the three months ended December 31, 2001.

Corporate Restructuring

In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market develops. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We have de-emphasized our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We plan to continue to focus on software licensing and digital music delivery services that complement our secure digital download business. We plan to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. We recorded restructuring charges of $4.5 million in the twelve months ended December 31, 2001.

The restructuring charge included involuntary employee separation costs of $1.1 million for 79 employees worldwide, 20 in sales and marketing, 32 in research and development, 13 in general and administrative and 6 in operations functions in the U.S., and 2 in sales an marketing, 3 in research and development and 3 in operations functions outside the U.S. Lease costs of $1.2 million were accrued pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. Asset impairment costs of $2.2 million were recorded, primarily for property and equipment, furniture and fixtures, computer software and leasehold improvements for assets no longer in use from de-emphasized business lines, reductions in workforce and excess facilities. At December 31, 2001, the remaining $523,000 accrual balance will be paid over the lease terms through the fourth quarter of 2002.

We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of December 31, 2001 we had an accumulated deficit of approximately $111.1 million. We expect to incur additional losses and continued negative cash flow from operations through at least mid-2003. Our revenues may not increase or even continue at their current levels or we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2001	2000	1999
Net revenues:
License	14%	11%	35%
Services	25	26	17
Business development (related party)	61	63	48

Total net revenues	100	100	100

Cost of net revenues:
License	10	3	5
Services	33	23	25
Business development (related party)	—	1	2
Non-cash cost of revenues	7	—	1

Total cost of net revenues	50	27	33

Gross profit	50	73	67

Operating expenses:
Sales and marketing	241	148	232
Non-cash sales and marketing	(1)	2	18
Research and development	359	198	266
Non-cash research and development	—	1	8
General and administrative	192	62	63
Non-cash general and administrative	—	—	4
Strategic marketing-equity instruments	13	17	71
Restructuring	95	—	—

Total operating expenses	899	428	662

Loss from operations	(849)	(355)	(596)
Other income (expense), net	89	72	47
Loss in equity investment	(27)	(8)	—

Net loss	(787)%	(291)%	(549)%

Years Ended December 31, 2001, 2000 and 1999

Total Net Revenues

Total net revenues decreased 59% to $4.7 million in 2001 from $11.6 million in 2000. Total net revenues increased 162% in 2000 from $4.4 million in 1999.

License.    License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 47% to $682,000 in 2001 from $1.3 million in 2000. License revenues decreased 16% in 2000 from $1.5 million in 1999. The decrease in 2001 was due to a reduction in kiosk software and other technology licenses as a result of our de-emphasis in the digital music kiosk business area, partially offset by an increase in Liquid Player license fees. The decrease in 2000 relates primarily to Liquid Player license fees received under an agreement with a customer. Under this agreement, we received $1.5 million in license fees over a 14-month period. These fees were recognized as license revenue over the license period, which ended on

December 31, 1999. The decrease in 2000 from Liquid Player license fees was partially offset by an increase in license fees related to digital music kiosk sales.

Services.    Services revenues primarily consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 61% to $1.2 million in 2001 from $3.0 million in 2000. Services revenues increased 306% in 2000 from $733,000 in 1999. The decrease in 2001 was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services, Liquid Muze Previews service and hosting fees. The increase in 2000 was due to increases in encoding services, kiosk-related equipment and services, digital music and transaction fees from our music delivery services and promotion and advertising services.

Business Development (Related Party).    Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased 61% to $2.9 million in 2001 from $7.3 million in 2000. Business development revenues increased 242% in 2000 from $2.1 million in 1999. Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Cyber Music Entertainment and strategic partner	$1,837	$5,047	$1,105
Liquid Audio South East Asia and strategic partner	—	1,261	—
Liquid Audio Greater China and strategic partner	1,036	705	500
Liquid Audio Korea and strategic partner	—	294	532

	$2,873	$7,307	$2,137

Of the total fees earned from Cyber Music Entertainment and strategic partner, $1.8 million, $4.9 million and $272,000 were earned from Cyber Music Entertainment and relate to software licensing and maintenance fees in 2001, 2000 and 1999, respectively, and $167,000 and $833,000 were earned from our strategic partner in Cyber Music Entertainment in 2000 and 1999, respectively, relate to a non-refundable service fee of $1.0 million received in March 1999 and recognized ratably over the one-year term of the service agreement. The total fee of $1.0 million and $705,000 earned from Liquid Audio Greater China in 2001 and 2000 consist of software licensing and maintenance fees. The total fee of $500,000 earned from our strategic partner in Liquid Audio Greater China in 1999 relates to a service fee to develop a local business in Taiwan and Hong Kong. The total fee of $1.3 million earned in 2000 from Liquid Audio South East Asia through our strategic partner consist of software licensing and maintenance fees. The total fee of $294,000 and $532,000 earned from Liquid Audio Korea in 2000 and 1999, respectively, consist primarily of software licensing and maintenance fees. We do not expect to derive significant revenue from business development arrangements in the foreseeable future.

In 2001, approximately 61% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio Greater China. In 2000, approximately 53% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio South East Asia through our strategic partner. In 1999, approximately 73% of total net revenues came from sales to three customers, Adaptec, Inc., Super Stage, Inc. and Liquid Audio Korea. International revenues represented approximately 64%, 69% and 49% of total net revenues in the twelve months ended December 31, 2001, 2000 and 1999, respectively.

Total Cost of Net Revenues

Our gross profit decreased to approximately 50% of total net revenues in 2001 from 73% in 2000. Our gross profit increased to approximately 73% of total net revenues in 2000 from 67% in 1999. Total cost of net revenues decreased 25% to $2.3 million in 2001 from $3.1 million in 2000. Total cost of net revenues increased 113% in 2000 from $1.5 million in 1999.

License.    Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 69% to $491,000 in 2001 from $290,000 in 2000. Cost of license revenues increased 23% in 2000 from $235,000 in 1999. Cost of license revenues increased in 2001 and 2000 due to the addition of certain technology licenses.

Services.    Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 45% to $1.5 million in 2001 from $2.7 million in 2000. Cost of services revenues increased 143% in 2000 from $1.1 million in 1999. The decrease in cost of services revenue in 2001 was due primarily to the reduction in the number of encoding, customer service and professional services personnel from 33 to 12 and kiosk-related equipment due to our corporate restructuring. The increase in cost of service revenues in 2000 was due primarily to the addition of encoding, customer service and professional services personnel from 18 to 33 and kiosk-related equipment.

Business Development (Related Party).    Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $0, $75,000 and $79,000 in 2001, 2000 and 1999, respectively.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $181,000 and $14,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares will vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $9,000 as non-cash cost of revenue at December 31, 2001 related to the remaining warrants. Such warrants will be valued at the fair market value of our common stock on each reporting date. Stock-based compensation expense (income) for customer service, encoding and professional services personnel were $(4,000), $2,000 and $25,000 in 2001, 2000 and 1999, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 33% to $11.4 million in 2001 from $17.1 million in 2000. Sales and marketing expenses increased 68% in 2000 from $10.2 million in 1999. The decrease in 2001 was primarily due to decreases in the number of sales and marketing personnel from 62 to 24 due to our corporate restructuring and expense management initiatives, advertising and promotions programs. The increase in 2000 was primarily due to increases in the number of sales and marketing personnel from 36 to 62 and advertising and promotional programs.

Research and Development.    Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 26% to $17.0 million in 2001 from $22.9 million in 2000. Research and development expenses increased 96% in 2000 from $11.7 million in 1999. The decrease in 2001 was primarily due to decreases in the number of personnel from 86 to 52 and outside contractors due to our corporate restructuring and expense management initiatives. The increase in 2000 was primarily due to increases in the number of personnel from 62 to 86 and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure.

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 27% to $9.1 million in 2001 from $7.1 million in 2000. General and administrative expenses increased 157% in 2000 from $2.8 million in 1999. The increase in 2001 was primarily due to an increase in the allowance of doubtful accounts related to accounts receivables from related and third parties of approximately $1.5 million and legal fees related to patent infringement claims against us, partially offset by decreases due to a reduction in the number of personnel from 37 to 17 and outside contractors due to our corporate restructuring and expense management initiatives. The increase in 2000 was primarily due to increases in the number of personnel from 20 to 37 and outside contractors needed to support the growth of our business and professional fees. The 2000 period includes legal fees related to patent infringement claims against us and a non-cash charge of $354,000 related to the issuance of common stock in the settlement of the lawsuit with former consultants.

Strategic Marketing-Equity Instruments.    Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $607,000, $1.9 million and $3.1 million in 2001, 2000 and 1999, respectively. In 1999, $1.1 million relates to 100,000 shares of common stock issued to Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in exchange for the right to create digitally encoded copies of EMI sound recordings using the Liquid Audio and Genuine MP3 formats, and $95,000 relates to fully vested warrants issued to other record companies as part of our content and distribution agreements with them. In June 1999, we signed an advertising agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $0, $843,000 and $1.2 million was recognized as strategic marketing-equity instruments expense in 2001, 2000 and 1999, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In 1999, $330,000 and $426,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. In July 2000, we signed an agreement with Virgin to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and were recognized ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in 2001 and 2000 each.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 2001 was $3.6 million. We recognized $(57,000), $407,000 and $1.3 million of stock compensation expense (income) for 2001, 2000 and 1999, respectively. We expect quarterly amortization related to those options to be between $16,000 and $3,000 per quarter during 2002. These future compensation charges will be reduced if any sales and marketing, research and development and general and administrative employee terminates employment prior to the expiration of the employee’s option vesting period.

Restructuring.    Restructuring charge relates to costs associated with our corporate restructuring program adopted in May 2001. The $4.5 million charge in 2001 consists of involuntary employee separation costs of $1.1 million, lease costs of $1.2 million pertaining to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce, and asset impairment costs of $2.2 million for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines, reductions in workforce and excess facilities.

Other Income (Expense), Net.    Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income decreased to $4.3 million in 2001 from $8.8 million in 2000, and increased in 2000 from $2.3 million in 1999. The decrease in 2001 was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates. The increase in 2000 was primarily due to interest received on higher average cash and cash equivalent balances resulting from proceeds of the initial and follow-on public offerings of our common stock in July 1999 and December 1999, respectively.

Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense decreased to $111,000 in 2001 from $144,000 in 2000, and decreased in 2000 from $193,000 in 1999. The declines in 2001 and 2000 is due to several capital leases expiring during the period, and in 2001, also included the expiration of several equipment loans. The increase in 1999 was primarily due to interest paid on higher average financing obligation balances resulting from additional capital leases and borrowings under the equipment loans during the year.

Other income (expense), net of $429,000 in 2000 consists primarily of the write-off of loans receivable from Liquid Audio Korea.

Loss in Equity Investment.    Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $1.3 million and $870,000 for 2001 and 2000, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts and sales returns reserve; and

•	accounting for income taxes.

Revenue recognition.    To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners (“Partners”) the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence (“VSOE”) of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value does not exist for the undelivered elements, we recognize the total fee from a business development contract ratably over the term of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist. Extended payment terms are defined as payment terms outside our customary business practice, generally greater than 90 days. Revenue is not recognized if the Partners stop making their contractual payments. We also license our software products to original equipment manufacturers, record companies, artists and websites. Software license revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Similarly with business development contracts, the total fee from the arrangement is allocated among the various elements based on VSOE of fair value. Maintenance revenue related to our licensed software products and hosting revenue from record companies and artists are recognized over the service period, typically one year. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenues include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services.

Allowance for doubtful accounts and sales returns reserve.    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Similarly, our management must make estimates of the potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts and sales returns reserve in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if management made different judgments or used different estimates. Our accounts receivable from third parties balance was $130,000, net of allowance for doubtful accounts of $325,000, as of December 31, 2001. Our accounts receivable from related parties balance was $0, net of allowance for doubtful accounts of $1.6 million, as of December 31, 2001.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $40.6 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2001, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At December 31, 2001, we have approximately $91.6 million of cash and cash equivalents.

Net cash used in operating activities was $30.7 million, $26.8 million and $14.9 million in 2001, 2000 and 1999, respectively. Net cash used for operating activities in 2001 was primarily the result of net losses from operations, depreciation and amortization of $3.9 million, amortization of unearned compensation of $(62,000), strategic marketing–equity instruments charges of $607,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, equity investment losses of $1.3 million, loss on disposal of property and equipment of $2.2 million and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $390,000, increase in restricted cash of $826,000, decrease in other assets of $473,000, decrease in accounts payable of $2.2 million, increase in accrued expenses and other liabilities of $299,000 and a decrease in deferred revenue of $1.3 million. Net cash used for operating activities in 2000 was primarily the result of net losses from operations, depreciation and amortization of $3.4 million, amortization of unearned compensation of $409,000, strategic marketing–equity instruments charges of $1.9 million, an increase in the allowance for doubtful accounts and sales returns reserve of $315,000, notes receivable write-off of $470,000, equity investment losses of $870,000 and a net decrease in working capital items of $929,000. The net decrease in working capital items include an increase in accounts receivable of $2.2 million, increase in other assets of $878,000, increase in accounts payable of $1.4 million, increase in accrued expenses and other liabilities of $909,000 and a decrease in deferred revenue of $145,000. Net cash used for operating activities in 1999 was primarily the result of net losses from operations, depreciation and amortization of $1.1 million, amortization of unearned compensation of $1.4 million, strategic marketing–equity instruments charges of $3.1 million, an increase in the allowance for doubtful accounts and sales returns reserve of $101,000, equity investment losses of $378,000 and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $190,000, increase in other assets of $474,000, increase in accounts payable of $1.2 million, increase in accrued expenses and other liabilities of $1.9 million and an increase in deferred revenue of $395,000.

Net cash provided by (used in) investing activities was $26.4 million, $(15.7) million and $(20.5) million in 2001, 2000 and 1999, respectively. The net cash provided by investing activities in 2001 was primarily due to the net sales of short-term investments of $27.4 million, partially offset by the acquisition of property and equipment of $861,000 and an investment in Liquid Audio Japan of $165,000. The net cash used in investing activities in 2000 and 1999 was due to the acquisition of property and equipment of $7.4 million and $4.5 million, respectively, and net purchases and sales of short-term investments totaling $8.2 million and $16.1 million in 2000 and 1999, respectively.

Net cash provided by (used in) financing activities was $(427,000), $268,000 and $159.9 million in 2001, 2000 and 1999, respectively. The net cash used in financing activities in 2001 was primarily due to payments of $563,000 made under our equipment loan and $120,000 under capital leases, partially offset by proceeds from sales of our common stock under the employee stock purchase plan. The net cash provided by financing activities in 2000 was primarily due to proceeds from net sales of our common stock under the employee stock purchase plan, partially offset by payments of $588,000 made under our equipment loan and $195,000 under capital leases. The net cash provided by financing activities in 1999 was due primarily to the net proceeds from our initial and follow-on public offerings of common stock.

We had a bank revolving line of credit for up to $1.0 million based on 80% of eligible accounts receivable that expired on November 15, 1999. As of December 31, 1999, we had no borrowings under the revolving line of credit. We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank’s prime interest rate plus 0.25% (5.25% at December 31, 2001). Borrowings under the equipment loan facility are collateralized by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through December 31, 2001. We also have lease financing agreements that provide for the lease of computers and office equipment of up to $1.0 million. As of December 31, 2001, we had borrowed $737,000 under the lease financing agreements. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $8.0 million, net of rental income of $145,000, as of December 31, 2001 and are payable in monthly installments through 2005, and a strategic related partner note in the amount of $343,000 that was issued in March 1999. The strategic related partner note payable was issued to an entity affiliated with our Japanese strategic partner and is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank’s prime rate (approximately 2.4% at December 31, 2001). The principal is due on December 31, 2003, with quarterly interest payments. The terms of the strategic related partner note payable require us to make quarterly interest payments. At December 31, 2001, we were not in compliance with the interest payment requirement. We are currently applying for a waiver from the strategic related partner with respect to our non-compliance with making quarterly interest payments. To obtain a waiver, we may have to make payments of all interest due to date and additional default interest of 10% on unpaid amounts outstanding. As a result of our default of these payments, the strategic related partner has a right to accelerate payment of all amounts outstanding under the note payable and demand immediate full payment of all amounts due, including outstanding interest and penalties. Accordingly, we have classified the outstanding balance under the note payable as a current liability. If we are successful in obtaining a waiver from the strategic partner, then the note payable will be reclassified as a long-term liability.

In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We recently terminated our relationships with these partners. Consequently, we do not expect additional revenue or cash payments will be generated from them. At December 31, 2001, we held 6.52% of the outstanding stock of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan, and had written down our investment to $0 under the equity method of accounting.

We have no material commitments for capital expenditures or strategic investments and anticipate a low rate of capital expenditures. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Future payments due under debt and lease obligations as of December 31 are as follows (in thousands):

	Note Payable to Related Party	Equipment Loan	Capital Leases	Operating Leases	Total
2002	$343	$169	$31	$2,785	$3,328
2003	—	—	—	2,100	2,100
2004	—	—	—	2,163	2,163
2005	—	—	—	904	904

	$343	$169	$31	$7,952	$8,495

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

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue No. 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS No. 142 will not have a significant impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, we had an investment portfolio of cash and money market funds of $91.6 million. We had a related party loan outstanding at December 31, 2001 of $343,000, which was denominated in Japanese yen and bore interest at 2.4%. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value and the related party note payable interest would increase if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001 and 2000, the decline of the fair value of the fixed income portfolio and related party note payable would not be material.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents our directors and executive officers, their ages and the positions held by them as of March 29, 2002:

Name	Age	Position
Gerald W. Kearby	54	President, Chief Executive Officer and Director
Robert G. Flynn	48	Senior Vice President of Business Development, Director and Secretary
Michael R. Bolcerek	40	Senior Vice President and Chief Financial Officer
Richard W. Wingate	49	Senior Vice President of Content Development and Label Relations
Leon Rishniw	36	Vice President of Engineering
Ann Winblad	51	Director
Stephen V. Imbler	50	Director
Raymond A. Doig	64	Director

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

Mr. Flynn co-founded Liquid Audio in January 1996. Since July 1999, Mr. Flynn has served as our Senior Vice President of Business Development and Secretary and since July 2001, as one of our directors. From January 1996 to July 1999, Mr. Flynn served as our Vice President of Business Development and Secretary. Mr. Flynn also served as our Chief Financial Officer from January 1996 to August 1997 and as one of our directors from January 1996 to June 1996. From March 1987 until November 1995, Mr. Flynn served as a general partner of Entertainment Media Venture Partners I, L.P., an institutional venture capital fund investing in the entertainment, media and communications technology industries. During this time, Mr. Flynn also served on the board of directors of Integrated Media Systems. Mr. Flynn holds a B.A. in English from Stanford University and an M.B.A. from University of California at Los Angeles.

Mr. Bolcerek has served as our Senior Vice President and Chief Financial Officer since April 2001. From June to September 2000, Mr. Bolcerek was Chief Operating Officer and Vice President of Finance for Mongomusic.com, an online music service provider. From January 1999 to June 2000, Mr. Bolcerek was a finance consultant to several high technology and Internet companies. From June 1997 to September 1998, Mr. Bolcerek was President, Chief Financial Officer and Vice President of Finance for Spatializer Audio Laboratories Inc., an audio technology licensing company. From January 1997 to May 1997, Mr. Bolcerek was acting Corporate Controller for Novadigm, Inc., a software company. From June 1995 to July 1996, Mr. Bolcerek was Controller for Nokia Display Products, Inc., a computer monitor manufacturer and division of Nokia Group. From January 1994 to March 1995, Mr. Bolcerek was Acting Chief Financial Officer and Treasurer for Axil Computer, Inc., a computer hardware manufacturer. Prior to January 1994, Mr. Bolcerek held finance positions at NeXT Computer, Inc. and Oracle Corporation. Mr. Bolcerek holds a B.A. in economics from Brown University.

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

Ms. Winblad has served as one of our directors since May 1996. Ms. Winblad has been a general partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. She is a member of the board of trustees of the University of St. Thomas and is an advisor to numerous entrepreneurial groups such as the Software Development Forum and Software Industry Business Practices. Ms. Winblad also serves on the boards of directors of Net Perceptions Inc., a developer and supplier of real-time recommendation technology for the Internet, The Knot, Inc., an Internet-based wedding services company, and several private companies. Ms. Winblad holds a B.S. in mathematics and business administration from the College of Saint Catherine and an M.A. in education with an economics focus from the University of St. Thomas.

Mr. Imbler has served as one of our directors since November 2001. Mr. Imbler has held a variety of positions at Hyperion Solutions Corporation, a business intelligence software company, since July 1995, including Advisor from October 2001 to present, President and Chief Operating Officer from April 1999 to October 2001 and Senior Vice President and Chief Financial Officer from July 1995 to April 1999. Mr. Imbler served as Senior Vice President and Chief Financial Officer for Gupta Corporation, an enterprise database software company, from November 1994 to July 1995, Vice President and Chief Financial Officer for QuickResponse Services Inc., a developer of supply chain software applications, from May 1993 to October 1994, and Vice President of Finance for Oracle Corporation, an enterprise database and software developer, from July 1987 to May 1993. Mr. Imbler also serves on the board of directors for Wavecom, Inc., a French telecommunications company. Mr. Imbler holds an M.B.A. from University of Texas at Austin and a B.M. in piano performance from Wichita State University.

Mr. Doig has served as one of our directors since November 2001. Mr. Doig has served as President of EMV Partners Corp., a company engaged in business consulting and as the general partner of a venture capital limited partnership, from 1986 to 1998. From 1983 to 1986, Mr. Doig was co-founder and Chief Operating Officer of Stanfill, Doig & Co., a consulting firm. From March 1977 to August 1983, Mr. Doig served as President and CEO of 20th Century Fox International and as Vice President of Corporate Development for 20th Century Fox Film Corp. During 1998 and 1999, Mr. Doig served as a fulltime operations consultant to Entertainment Properties, Inc., a wholly-owned privately held company. Mr. Doig continues to act as a consultant to Entertainment Properties, Inc. on an as needed basis. Mr. Doig holds an M.B.A., an M.S. in Public Administration and a B.S. in Physical Sciences from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (SEC) and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us pursuant to Rule 16(a)-(e) with respect to the last fiscal year and any written representations referred to in Item 405(b)(2)(i)

of Regulation S-K stating that no Forms 5 were applicable to our officers, directors and 10% shareholders were complied with, we believe that all reports required to be filed under Section 16(a) have been filed on a timely basis by the foregoing persons for our 2001 fiscal year, except as follows: a late filing of a Form 3 by Stephen V. Imbler, resulting in his initial holdings not being timely reported; a late filing of a Form 3 by Raymond A. Doig, resulting in his initial holdings not being timely reported; a late filing of a Form 4 by Gerald W. Kearby, resulting in one sales transaction not being timely reported; a late filing of a Form 4 by Philip R. Wiser, resulting in one sales transaction not being timely reported; a late filing of a Form 5 by Ann Winblad, resulting in an option grant not being timely reported; and a late filing of a Form 5 by Robert G. Flynn, resulting in an option grant not being timely reported. Form 5s by Michael R. Bolcerek, Gerald W. Kearby, Silvia Kessel, Mathieu Prevost, Leon Rishniw, Richard W. Wingate and Philip R. Wiser have not been filed as of date but are in the process of being filed, hence, options granted to them during our 2001 fiscal year have not been timely reported.

Board Composition

We currently have five directors. Our restated certificate of incorporation divides our board of directors into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. The Class I directors are Robert G. Flynn and Stephen V. Imbler, the Class II directors are Ann Winblad and one position vacant and the Class III directors are Gerald W. Kearby and Raymond A. Doig. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

Each officer is elected by, and serves at the discretion of, the board of directors. Each of our officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. There are no family relationships among any of our directors, officers or key employees.

Board Committees

The audit committee of the board of directors reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. The audit committee currently consists of Stephen V. Imbler, Ann Winblad and Raymond A. Doig.

The compensation committee of the board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Ann Winblad and Raymond A. Doig. No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past.

The compensation committee believes that the compensation of the executive officers, including that of the Chief Executive Officer (each, an “Executive Officer” and collectively, the “Executive Officers”), should be influenced by our performance. The compensation committee establishes the salaries and bonuses of all of the Executive Officers by considering: (i) our financial performance for the past year; (ii) the achievement of certain objectives related to the particular Executive Officer’s area of responsibility; (iii) the salaries and bonuses of Executive Officers in similar positions of comparably-sized companies; and (iv) the relationship between revenue and Executive Officer compensation.

In addition to salary and bonus, the compensation committee, from time to time, grants options to Executive Officers. The compensation committee views option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to our stock price, the compensation committee believes that options motivate Executive Officers to manage us in a manner that will also benefit stockholders. As such, options are granted at the current market price. One of the principal factors considered in granting options to an Executive Officer is the Executive Officer’s ability to influence our long-term growth and profitability.

Director Compensation

In February 2002, our board of directors approved a plan to that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the board of directors attended during their term of service. Previously, our directors did not receive cash compensation for their service as members of the board of directors. Our directors are reimbursed for certain expenses in connection with attendance at board and committee meetings. Non-employee directors are granted a fully vested option to purchase 30,000 shares of common stock upon initial election and a fully vested option to purchase 10,000 shares of common stock on each anniversary of becoming a director during their term of service. We do not provide additional compensation for committee participation or special assignments of the board of directors. In June 2001, we granted Ann Winblad an option to purchase 10,000 shares of common stock, and in November 2001, we granted Stephen V. Imbler and Raymond A. Doig an option to purchase 30,000 shares of common stock each.

Change of Control Arrangements

The compensation committee of our board of directors has approved a plan that provides that in the event of a change of control of Liquid Audio, the stock options of each our executive officers will immediately vest the greater of one year or 25% of all of their outstanding or unvested stock options. Executive officers qualifying under this plan include Gerald W. Kearby and Robert G. Flynn; the executive officers listed under “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,” and, H. Thomas Blanco (Vice President of Human Resources), Matthew Smith (Vice President of Product Marketing) and Kay Marsh (Vice President of Information Technology). Under a separate employment agreement, the stock options of Michael R. Bolcerek will vest an additional 12.5% in the event of his termination as a result of a change of control of Liquid Audio. For purposes of this plan, a change of control is defined as an event at which either (1) we enter into an agreement to dispose of all or substantially all of our assets; or (2) our stockholders dispose of 50% or more of our outstanding common stock.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the total compensation received for services rendered to us for the years ended December 31, 2001, 2000 and 1999 by our Chief Executive Officer and our four other most highly compensated executive officers who received salary and bonus in 2001 in excess of $100,000 (Named Executive Officers).

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	# Securities Underlying Options/SARs
Gerald W. Kearby, President and Chief Executive Officer	2001	$238,423	$52,000	$2,000	75,000
	2000	216,963	105,685	2,000	125,000
	1999	167,692	100,000	—	—
Robert G. Flynn, Senior Vice President of Business Development	2001	187,646	40,000	12,800	50,000
	2000	161,053	73,520	4,433	100,000
	1999	136,154	75,000	—	—
Leon Rishniw, Vice President of Engineering	2001	163,423	26,000	2,000	100,000
	2000	144,445	71,223	2,000	63,780
	1999	114,615	17,500	—	30,000
Richard W. Wingate, Senior Vice President of Content Development and Label Relations	2001	216,846	60,000	2,000	50,000
	2000	293,255	86,900	2,000	109,000
	1999	179,099	75,000	—	25,000
H. Thomas Blanco, Vice President of Human Resources	2001	167,404	26,000	2,000	50,000
	2000	115,192	20,000	2,000	100,000
	1999	—	—	—	—

(1)	Amounts represent matching contributions to our 401(k) savings plan, and for Robert G. Flynn, also include reimbursement of relocation costs.

We granted stock options to certain Named Executive Officers during 2001. We have never granted any stock appreciation rights.

Option Grants in Last Fiscal Year

The following table provides information relating to stock options awarded to each of the Named Executive Officers and Non-employee Directors during the year ended December 31, 2001. All such options were awarded under our 1996 Equity Incentive Plan.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term(4)
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted in Fiscal 2001(2)	Exercise Price(3)	Expiration Date
					5%	10%
Gerald W. Kearby	75,000	4.5%	$2.70	6/19/11	$127,351	$322,733
Robert G. Flynn	50,000	3.0	2.70	6/19/11	84,901	215,155
Richard W. Wingate	50,000	3.0	2.70	6/19/11	84,901	215,155
Leon Rishniw	50,000	3.0	1.84	4/24/11	57,858	146,624
Leon Rishniw	50,000	3.0	2.70	6/19/11	84,901	215,155
H. Thomas Blanco	50,000	3.0	1.84	4/24/11	57,858	146,624
Ann Winblad	10,000	0.6	2.51	5/31/11	15,785	40,003
Stephen V. Imbler	30,000	1.8	2.72	11/1/11	51,318	130,049
Raymond A. Doig	30,000	1.8	2.72	11/1/11	51,318	130,049

(1)	Options were granted under our 1996 Equity Incentive Plan and generally vest over four years from the date of grant.
(2)	Based on an aggregate of 1,650,750 options granted by us in the year ended December 31, 2001 to our employees, directors and consultants, including the Named Executive Officers.
(3)
Options were granted at an exercise price equal to the fair market value per share of common stock on the grant date, as determined by our board of directors according to the provisions of the 1996 Equity Incentive Plan.

(4)
The potential realizable value is calculated based on the term of the option at its time of grant, or 10 years. In accordance with the rules of the Securities and Exchange Commission, the following table also sets forth the potential realizable value over the term of the options, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

Fiscal Year End Option Values

The following table provides summary information concerning stock options held as of December 31, 2001 by each of the Named Executive Officers and Non-employee Directors. No officers or directors exercised options in 2001.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gerald W. Kearby	—	$—	56,250	143,750	$—	$—
Robert G. Flynn	—	—	43,749	106,251	—	—
Richard W. Wingate	—	—	113,292	99,375	24,367	—
Leon Rishniw	—	—	55,477	58,303	19,250	21,250
H. Thomas Blanco	—	—	47,916	102,084	4,250	21,250
Ann Winblad	—	—	20,000	—	—	—
Stephen V. Imbler	—	—	30,000	—	—	—
Raymond A. Doig	—	—	30,000	—	—	—

(1)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $2.35 less the exercise price.

Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index–U.S. and a group of peer issuers selected in good faith and comprised of Intertrust Technologies Corporation (ITRU), Musicmaker.com, Inc. (HITS), Preview Systems, Inc. (PRVW) and RealNetworks, Inc. (RNWK). The graph assumes that $100 was invested on July 9, 1999, the date of our initial public offering, in our common stock, the Nasdaq Stock Market Index-U.S. and the peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

*	$100 invested on July 9, 1999 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Company/Index	7/9/99	9/99	12/99	3/00	6/00	9/00	12/00	3/01	6/01	9/01	12/01
Liquid Audio	100.00	246.67	175.00	88.33	63.13	30.00	17.09	16.25	19.67	13.67	15.67
Peer Group	100.00	108.83	122.74	105.40	78.37	58.59	13.49	12.20	15.86	6.81	8.29
Nasdaq Stock Market (U.S.)	100.00	98.42	145.46	163.30	141.99	130.66	87.49	65.31	76.98	53.40	69.42

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information with respect to beneficial ownership of our common stock as of March 13, 2002 by:

•	each person known by us who beneficially owns more than 5% of the common stock;

•	each of our executive officers;

•	each of our directors and nominees for director; and

•	all executive officers and directors as a group.

Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o Liquid Audio, Inc., 800 Chesapeake Drive, Redwood City, CA 94063. The table includes all shares of common stock issuable within 60 days of March 13, 2002 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 22,710,335 shares of common stock outstanding as of March 13, 2002, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Steel Partners II, L.P.	1,866,366	8.2
150 East 52nd Street, 21st Floor
New York, NY 10022
Gerald W. Kearby(1)	906,078	4.0
Robert G. Flynn(2)	732,290	3.2
Richard W. Wingate(3)	173,249	*
Leon Rishniw(4)	135,003	*
H. Thomas Blanco(5)	66,046	*
Ann Winblad(6)	360,738	1.6
Stephen V. Imbler(7)	30,000	*
Raymond A. Doig(7)	30,000	*
All executive officers and directors as a group (8 persons)(8)	2,433,404	10.5

(1)	Includes 74,478 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2002.
(2)	Includes 57,290 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2002.
(3)	Includes 125,916 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(4)	Includes 103,504 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(5)	Includes 60,414 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2002.
(6)
Includes 80,943 shares of common stock owned by Hummer Winblad Venture Partners II, L.P., 488 shares of common stock owned by Hummer Winblad Technology Fund II, L.P. (collectively, the “Hummer Winblad Funds”) and 20,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2002. Ann Winblad is a general partner of Hummer Winblad Equity Partners II, L.P. (“HWII”), the general partner of each of the Hummer Winblad Funds. Consequently, Ms. Winblad may be deemed to beneficially own all of the shares held by the Hummer Winblad Funds. Ms. Winblad disclaims beneficial ownership of such shares, except to the extent of her respective pecuniary interest therein.

(7)	Includes 30,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(8)	Includes 501,602 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
*	Does not exceed 1%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception in January 1996, we have never been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under “Security Ownership of Certain Beneficial Owners and Management” and the transactions described below.

Gerald W. Kearby, Philip R. Wiser and Robert G. Flynn were involved in our founding and organization and may be considered as our promoters. Mr. Kearby and Mr. Flynn are current executives and Mr. Wiser is a former executive. Following our inception in January 1996, we issued 937,500 shares of common stock to Mr. Kearby, 843,750 shares of common stock to Mr. Wiser and 750,000 shares of common stock to Mr. Flynn. Mr. Kearby, Mr. Wiser and Mr. Flynn each contributed a nominal amount of capital for our initial capitalization.

From May to July 1996, we sold an aggregate of 3,049,989 shares of Series A preferred stock to certain investors at a purchase price of $0.656 per share. In May 1997, we sold an aggregate of 3,186,888 shares of Series B preferred stock to certain investors at a purchase price of $1.96 per share. In July and September 1998, we sold an aggregate of 3,507,322 shares of Series C preferred stock to certain investors at a purchase price of $6.14 per share. The shares of Series A, Series B and Series C preferred stock automatically converted into 9,744,199 shares of common stock upon the closing of our initial public offering on July 8, 1999.

The investors in the preferred stock included the following entities, which are 5% stockholders or are affiliated with our directors:

Investor	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock
Entities Affiliated with Directors:
Entities affiliated with Ann Winblad(1)	1,829,272	788,928	81,431
(Entities affiliated with Hummer Winblad Venture Partners)(2)

(1)	Ann Winblad is a member of our board of directors. Ms. Winblad is a general partner of Hummer Winblad Venture Partners.
(2)
Hummer Winblad Venture Partners II, L.P. purchased 1,756,098 shares of Series A preferred stock, 757,370 shares of Series B preferred stock and 80,943 shares of Series C preferred stock. Hummer Winblad Technology Fund II, L.P. purchased 62,198 shares of Series A preferred stock and 26,825 shares of Series B preferred stock. Hummer Winblad Technology Fund II, L.P. purchased 10,976 shares of Series A preferred stock, 4,733 shares of Series B preferred stock and 488 shares of Series C preferred stock.

In the past, we have granted options to our executive officers and directors. We intend to grant options to our officers and directors in the future. See “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—Director Compensation” and “EXECUTIVE COMPENSATION—Option Grants in Last Fiscal Year.”

We have entered into indemnification agreements with our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to execute such agreements with our future directors and executive officers.

All of our securities referenced above were purchased or sold at prices equal to the fair market value of such securities, as determined by our board of directors, on the date of issuance.

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

4.1
Preferred Stock Rights Agreement, dated as of August 7, 2001, between Liquid Audio, Inc. and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (6)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)

10.5+	Software Cross License Agreement with Adaptec, Inc. dated June 12, 1998 (1)

10.6	Form of Liquid Music Network Agreement (1)

10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)

10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)

10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)

10.10+	Patent License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

Number	Description

10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)

10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)

10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)

10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)

10.17	Founders Restricted Stock Purchase Agreement (with amendments) with Gerald W. Kearby dated April 25, 1996 (1)
10.18	Founders Restricted Stock Purchase Agreement (with amendments) with Philip R. Wiser dated April 25, 1996 (1)

10.19	Founders Restricted Stock Purchase Agreement (with amendments) with Robert G. Flynn dated April 25, 1996 (1)

10.20	Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing Incorporated dated as of October 15, 1996 (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.22	Loan and Security Agreement with Silicon Valley Bank dated April 16, 1998 (1)

10.23	Loan and Security Agreement with Silicon Valley Bank dated November 16, 1998 (1)

10.24	Lease Agreement with Master Lease, a Division of Tokai Financial Services, dated March 3, 1998 (1)

10.25	Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated February 16, 1999, for property located at 2221 Broadway, Redwood City, California (1)

10.26	Lease and Service Agreement with Alliance Business Centers, dated August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York (1)

10.27	Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut (1)

10.28	Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California (1)

10.29	Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California (1)

10.30+	Software Reseller Agreement with Liquid Audio Japan, dated as of August 9, 1998 (1)

10.31+	Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc., ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999 (1)

10.32	Loan Agreement with Super Factory, Inc., dated March 31, 1999 (1)

10.33+	Share Sale and Purchase and Option Agreement with Super Stage, Inc., dated March 31, 1999 (1)

10.34+	Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.35+	Software Reseller and Services Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.36+	Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

Number	Description

10.38	Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31, 1998 (1)

10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)

10.40	Liquid Remote Inventory Fulfillment Systems™ Merchant Affiliate and License Agreement with MTS, Inc., dated May 14, 1999 (1)

10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.43	Online Program Agreement with Muze, Inc., dated as of February 9, 1999 (1)

10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)

10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999 (1)

10.46	Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997 (1)

10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)

10.48	Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California (2)

10.49+	Amended and Restated License Agreement with Liquid Audio Japan, Inc., dated January 1, 2000 (3)

10.50	2000 Nonstatutory Stock Option Plan (4)

10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)

11.1	Statement regarding computation of per share earnings (7)

21.1	Subsidiary of Liquid Audio, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this report)

+	confidential treatment received as to certain portions
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

(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001
(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on March 29, 2002.

By:	/s/ GERALD W. KEARBY
Gerald W. Kearby Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Gerald W. Kearby and Michael R. Bolcerek, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ GERALD W. KEARBY Gerald W. Kearby	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ MICHAEL R. BOLCEREK Michael R. Bolcerek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ ROBERT G. FLYNN Robert G. Flynn	Senior Vice President of Business Development, Secretary and Director	March 29, 2002

/s/ ANN WINBLAD Ann Winblad	Director	March 29, 2002

/s/ STEPHEN V. IMBLER Stephen V. Imbler	Director	March 29, 2002

/s/ RAYMOND A. DOIG Raymond A. Doig	Director	March 29, 2002

LIQUID AUDIO, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of  Liquid Audio, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Liquid Audio, Inc. (“Liquid Audio”) and its subsidiary at December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Liquid Audio’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 1, 2002

LIQUID AUDIO, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$91,594	$96,398
Short-term investments	—	27,378
Accounts receivable from third parties, net	130	725
Accounts receivable from related parties, net	—	1,253
Other current assets	1,099	2,307

Total current assets	92,823	128,061
Restricted cash	826	—
Investment in strategic partner	—	1,089
Property and equipment, net	3,603	8,860
Other assets	163	200

Total assets	$97,415	$138,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,107	$3,314
Accrued expenses and other current liabilities	3,821	3,522
Deferred revenue from third parties	122	440
Deferred revenue from related parties	—	987
Capital lease obligations, current portion	28	120
Equipment loan, current	169	589
Note payable to related party, current	343	—

Total current liabilities	5,590	8,972
Capital lease obligations, non-current portion	—	28
Equipment loan, non-current portion	—	143
Note payable to related party	—	393

Total liabilities	5,590	9,536

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,709,305 and 22,541,959 shares issued and outstanding	23	23
Additional paid-in capital	202,969	202,877
Unearned compensation	(43)	(333)
Accumulated deficit	(111,094)	(73,910)
Accumulated other comprehensive income	(30)	17

Total stockholders’ equity	91,825	128,674

Total liabilities and stockholders’ equity	$97,415	$138,210

The accompanying notes are an integral part of these consolidated financial statements.

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (in thousands, except per share amounts)
	Year Ended December 31,
	2001	2000	1999
Net revenues:
License	$682	$1,284	$1,537
Services	1,173	2,977	733
Business development (related party)	2,873	7,307	2,137

Total net revenues	4,728	11,568	4,407

Cost of net revenues:
License	491	290	235
Services	1,503	2,722	1,122
Business development (related party)	—	75	79
Non-cash cost of revenues	349	28	25

Total cost of net revenues	2,343	3,115	1,461

Gross profit	2,385	8,453	2,946

Operating expenses:
Sales and marketing	11,404	17,114	10,217
Non-cash sales and marketing	(43)	314	783
Research and development	16,957	22,917	11,706
Non-cash research and development	—	80	371
General and administrative	9,077	7,131	2,770
Non-cash general and administrative	(14)	13	190
Strategic marketing—equity instruments	607	1,935	3,130
Restructuring	4,497	—	—

Total operating expenses	42,485	49,504	29,167

Loss from operations	(40,100)	(41,051)	(26,221)
Interest income	4,321	8,809	2,271
Interest expense	(111)	(144)	(193)
Other income (expense), net	(40)	(429)	(63)
Loss in equity investment	(1,254)	(870)	—

Net loss	$(37,184)	$(33,685)	$(24,206)

Net loss per share:
Basic and diluted	$(1.64)	$(1.52)	$(2.28)

Weighted average shares	22,614	22,133	10,616

The accompanying notes are an integral part of these consolidated financial statements.

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)  (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1998	3,916,045	$4	$3,917	$(2,035)	$(16,019)	$—	$(14,133)
Repurchase of common stock in connection with unvested stock options previously exercised	(50,861)	—	(3)	—	—	—	(3)
Issuance of common stock in connection with a strategic marketing agreement	100,000	—	1,100	—	—	—	1,100
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	2,030	—	—	—	2,030
Conversion of mandatorily redeemable convertible preferred stock upon initial public offering	9,744,199	10	29,791	—	—	—	29,801
Issuance of common stock in connection with public stock offerings, net of offering expenses of $1,481	7,750,147	8	159,592	—	—	—	159,600
Issuance of common stock in connection with exercise of stock options	398,581	—	156	—	—	—	156
Issuance of common stock in connection with exercise of warrants	17,145	—	—	—	—	—	—
Unearned compensation, net of effect of cancellations	—	—	431	(431)	—	—	—
Amortization of unearned compensation	—	—	—	1,369	—	—	1,369
Gain on investment in strategic partner	—	—	1,959	—	—	—	1,959
Unrealized gain on investments	—	—	—	—	—	72	72	$72
Net loss	—	—	—	—	(24,206)	—	(24,206)	(24,206)

Comprehensive loss								$(24,134)

Balance at December 31, 1999	21,875,256	22	198,973	(1,097)	(40,225)	72	157,745
Repurchase of common stock in connection with unvested stock options previously exercised	(18,845)	—	(12)	—	—	—	(12)
Issuance of common stock for intellectual property	4,072	—	16	—	—	—	16
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	1,356	—	—	—	1,356
Issuance of common stock in connection with strategic marketing agreements	200,000	—	1,376	—	—	—	1,376
Issuance of common stock in connection with settlement of legal claim	30,000	—	354	—	—	—	354
Issuance of common stock in connection with employee stock purchase plan	194,877	—	934	—	—	—	934
Issuance of common stock in connection with exercise of stock options	230,017	1	128	—	—	—	129
Issuance of common stock in connection with exercise of warrants	26,582	—	107	—	—	—	107
Unearned compensation, net of effect of cancellations	—	—	(355)	355	—	—	—
Amortization of unearned compensation	—	—	—	409	—	—	409
Cumulative translation adjustment	—	—	—	—	—	23	23	$23
Unrealized loss on investments	—	—	—	—	—	(78)	(78)	(78)
Net loss	—	—	—	—	(33,685)	—	(33,685)	(33,685)

Comprehensive loss								$(33,740)

Balance at December 31, 2000	22,541,959	23	202,877	(333)	(73,910)	17	128,674
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	188	—	—	—	188
Issuance of common stock in connection with employee stock purchase plan	115,986	—	239	—	—	—	239
Issuance of common stock in connection with exercise of stock options	51,360	—	17	—	—	—	17
Unearned compensation, net of effect of cancellations	—	—	(352)	352	—	—	—
Amortization of unearned compensation	—	—	—	(62)	—	—	(62)
Cumulative translation adjustment	—	—	—	—	—	(47)	(47)	$(47)
Net loss	—	—	—	—	(37,184)	—	(37,184)	(37,184)

Comprehensive loss								$(37,231)

Balance at December 31, 2001	22,709,305	$23	$202,969	$(43)	$(111,094)	$(30)	$91,825

The accompanying notes are an integral part of these consolidated financial statements

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (in thousands)
	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(37,184)	$(33,685)	$(24,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,859	3,436	1,143
Amortization of unearned compensation	(62)	409	1,369
Allowance for doubtful accounts and sales returns reserve	1,458	315	101
Notes receivable write-off	—	470	—
Equity in net loss of investments	1,254	870	378
Strategic marketing-equity instruments	607	1,935	3,130
Non-cash cost of revenue	353	26	—
Loss on disposal of and write-down of property and equipment	2,184	—	—
Issuance of common stock in connection with settlement of a legal claim	—	354	—
Changes in assets and liabilities:
Accounts receivable from third parties	647	(889)	10
Accounts receivable from related parties	(257)	(1,288)	180
Restricted cash	(826)	—	—
Other assets	473	(878)	(474)
Accounts payable	(2,207)	1,362	1,150
Accrued expenses and other current liabilities	299	909	1,918
Deferred revenue from third parties	(318)	35	395
Deferred revenue from related parties	(987)	(180)	—

Net cash used in operating activities	(30,707)	(26,799)	(14,906)

Cash flows from investing activities:
Acquisition of property and equipment	(861)	(7,439)	(4,456)
Proceeds from sale of property and equipment	33	—	—
Sales (purchases) of short-term investments, net	27,384	(8,221)	(16,084)
Equity investment	(165)	—	—

Net cash provided by (used in) investing activities	26,391	(15,660)	(20,540)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	256	1,051	159,753
Payments made under capital leases	(120)	(195)	(221)
Proceeds from equipment loan	—	—	846
Payments made under equipment loan	(563)	(588)	(446)

Net cash provided by (used in) financing activities	(427)	268	159,932

Effect of exchange rates on cash and cash equivalents	(61)	(103)	63

Net increase (decrease) in cash and cash equivalents	(4,804)	(42,294)	124,549
Cash and cash equivalents at beginning of period	96,398	138,692	14,143

Cash and cash equivalents at end of period	$91,594	$96,398	$138,692

Supplemental cash flow disclosures:
Cash paid for interest	$67	$144	$193

Supplemental non-cash investing and financing activities:
Acquisition of property and equipment through capital leases	$—	$—	$37
Issuance of warrants in connection with strategic marketing agreements	188	1,356	2,030
Issuance of common stock in connection with strategic marketing agreement	771	1,376	1,100
Issuance of common stock upon exercise of warrant	—	107	—
Issuance of common stock for intellectual property	—	16	—
Equity investment with note payable	—	—	378

The accompanying notes are an integral part of these consolidated financial statements.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Liquid Audio, Inc. (the “Company”) was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 2000, the Company established a wholly-owned subsidiary in the United Kingdom, Liquid Audio Europe PLC, which was reregistered in August 2001 as Liquid Audio Europe Limited, to develop sales in Europe. The Company was formed with the goal of becoming the premier provider of software applications and services that enable the secure delivery and sale of digital music over the Internet. The Company’s end-to-end solutions enable the secure distribution, promotion and sale of high quality music files while providing consumers with the ability to access, preview and purchase that music via the Internet.

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

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2001, the Company incurred a net loss of approximately $37.2 million and negative cash flows from operations of $30.7 million. As of December 31, 2001, the Company had an accumulated deficit of approximately $111.1 million. The Company expects to incur operating losses and negative cash flows through at least mid-2003. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect the Company’s ability to achieve its intended business objectives.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current period presentation.

Principles of consolidation

The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents and short-term investments

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents, and those with maturities greater than three months and less than twelve months are considered

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short-term investments. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial securities that are stated at cost, which approximates fair value. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, the cost of securities sold is based upon the specific identification method. At December 31, 2001 and 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant. Accordingly, these investments are carried at fair value at the balance sheet date, with unrealized gains and losses recorded net of taxes in stockholders’ equity. The following schedule summarizes the estimated fair value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	December 31,
	2001	2000
Cash and cash equivalents:
Cash	$1,819	$79,683
Money market funds	89,775	265
Commercial securities	—	16,450

	$91,594	$96,398

Short-term investments:
Commercial securities	$—	$27,378
U.S. Government bonds	—	—

	$—	$27,378

All short-term investments had a contractual maturity of one year or less.

Restricted cash

At December 31, 2001, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company’s cash and cash equivalents are invested in a highly liquid money market fund and commercial securities with major financial institutions. Short-term investments are invested in government and corporate bonds. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Credit losses to date have been within management’s estimates.

The following table sets forth customers comprising 10% or more of the Company’s total net revenues for each of the periods indicated:

	Year Ended December 31,
Customer	2001	2000	1999
A (related party)	39%	42%	—
B (related party	22%	—	—
C (related party)	—	11%	—
D	—	—	31%
E (related party)	—	—	30%
F (related party)	—	—	12%

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, one customer represented 14% of gross accounts receivable from third parties. At December 31, 2000, one customer represented 29% of gross accounts receivable from third parties. At December 31, 2001, two customers represented 81% and 19%, respectively, of gross accounts receivable from related parties. At December 31, 2000, two customers represented 78% and 18%, respectively, of gross accounts receivable from related parties.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, an equipment loan and a note payable to a related party are carried at cost and in the case of short-term investments, at fair value which equates to market. The Company’s short-term financial instruments, except for short-term investments, approximate fair value due to their relatively short maturities. The carrying value of the Company’s debt instruments approximate fair value as the interest rates approximate current market rates of similar debt. The Company does not hold or issue financial instruments for trading purposes.

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

Software development costs

Costs incurred in connection with the development of the Company’s Internet site and services and other software for internal use are accounted for in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Costs qualifying for capitalization are amortized using the straight-line method over the expected economic life of the software, generally three years. The Company evaluates the net realizable value of capitalized software and website costs on an ongoing basis, relying on a number of business and economic factors.

Long-lived assets

The Company accounts for long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future of cash flows expected to result from the use of an asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. To date, the Company has not recognized an impairment loss on its long-lived assets.

Revenue recognition

Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or determinable and collection is probable as prescribed in SOP No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon vendor specific objective evidence (“VSOE”) of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value does not exist for the undelivered elements, the total fee from the arrangement is recognized ratably over the period of the contract. The Company recognizes revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

Business development revenue primarily consists of license and maintenance fees from agreements under which the Company gives its strategic partners the right to license and use the Company’s digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on VSOE of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the “residual method” as prescribed by SOP No. 98-9. When VSOE of fair value does not exist for the undelivered elements, the total fee from the business development arrangement is recognized ratably over the period of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist. Extended payment terms are defined as payment terms outside the Company’s customary business practice, generally greater than 90 days. Revenue is not recognized if the strategic partners stop making their contractual payments.

The Company also generates license and service revenues from digital music kiosk sales and hosting services. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through the Company’s website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services. The Company bears full credit risk with respect to substantially all sales.

Research and development costs

Costs incurred in the research and development of new products and enhancements of existing products are charged to expense as incurred until technological feasibility has been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release to customers would be capitalized and amortized over the estimated product life. To date, the period between achieving technological feasibility and general release has been short and software development costs qualifying for capitalization has been insignificant. Accordingly, the Company has not capitalized any development costs in all periods presented.

Advertising

Advertising costs are expensed as incurred. The following table sets forth advertising costs for the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
Advertising costs	$113	$1,552	$1,659

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Stock-based compensation is amortized in accordance with FIN No. 28 using a multiple option approach. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosure of the difference between compensation expense included in net loss and the cost presented by the fair value method is presented in Note 8.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Foreign currency translation

The functional currency of the Company’s subsidiary is its local currency. Foreign currency assets and liabilities are translated at the current exchange rate at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Realized gains and losses on foreign currency transactions are included in other income (expense), net.

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(37,184)	$(33,685)	$(24,206)

Denominator:
Weighted average shares	22,621	22,211	11,199
Weighted average unvested common shares subject to repurchase	(7)	(78)	(583)

Denominator for basic and diluted calculation	22,614	22,133	10,616

Net loss per share:
Basic and diluted	$(1.64)	$(1.52)	$(2.28)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2001	2000	1999
Series A mandatorily redeemable convertible preferred stock	—	—	3,050
Series B mandatorily redeemable convertible preferred stock	—	—	3,187
Series C mandatorily redeemable convertible preferred stock	—	—	3,507
Mandatorily redeemable convertible preferred stock warrants	—	—	—
Common stock options	2,921	2,830	1,520
Common stock warrants	875	875	609
Unvested common stock subject to repurchase	1	17	583

Comprehensive income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company’s comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders’ equity (deficit).

Segment information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the method companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one operating segment.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

	Year Ended December 31,
	2001	2000	1999
Domestic	$1,692	$3,629	$2,236
International	3,036	7,939	2,171

	$4,728	$11,568	$4,407

It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2001, 2000 and 1999.

Recent accounting pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue No. 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company is currently assessing the impact of the adoption of these issues on its financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

NOTE 2—RELATED PARTIES:

Investment in Liquid Audio Japan

In April 1998, the Company signed an agreement with a strategic partner (the “Strategic Partner”) to establish a Japanese corporation, Liquid Audio Japan (“LAJ”). LAJ was the exclusive reseller and distributor of the Company’s software products in Japan. In March 1999, the Company purchased 18% of the issued and outstanding shares in LAJ from the Strategic Partner for $378,000. The Company retains the option, expiring on December 31, 2003, to purchase up to 20% of the capital of LAJ from the Strategic Partner, at the then fair market value of LAJ’s shares. The Company also has a put option whereby the Company can require the Strategic Partner to purchase its shares in LAJ at the then fair market value, if certain performance measures of LAJ, as defined, are not met. The Company accounts for its investment under the equity method of accounting since it had the ability to exercise significant influence over the operations of LAJ. The Company’s purchase of shares in LAJ was funded by a loan from a related entity of the Japanese Strategic Partner. This loan, denominated in Japanese yen, is repayable on December 31, 2003. Interest on the loan bears interest at 0.5% above a Japanese bank’s prime rate (2.4% at December 31, 2001) and is payable quarterly. Under this loan, the Company is required to make quarterly interest payments. At December 31, 2001, the Company was not in compliance with making quarterly interest payments. The loan is classified in the balance sheet as a current note payable to a related party and recorded at the prevailing exchange rate at December 31, 2001.

In March 1999, the Company’s investment in LAJ of $378,000 was deemed to be impaired due to substantial doubt regarding recoverability and the significant losses that were expected to be incurred during LAJ’s initial operating periods. The write-off of this investment was included in sales and marketing expenses.

In December 1999, LAJ completed its initial public offering in Japan, which raised total proceeds of approximately $28.3 million and resulted in the Company’s ownership in LAJ reducing to 6.92%. The Company recorded an investment in LAJ of $1,959,000, which was recorded as additional paid in capital as prescribed by Staff Accounting Bulletin (“SAB”) Topic No. 5, “Miscellaneous Accounting,” to reflect the increase in the Company’s share of LAJ’s net assets.

In March 2001, the Company exercised its option to purchase additional shares of LAJ from the Strategic Partner for $165,000. As a result, the Company’s ownership increased to 9.81%.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the Company and LAJ mutually agreed to terminate the licensing and reseller agreements (the “Agreements”) between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber Music Entertainment (“CME”) and no longer distributes the Company’s technology nor utilizes the Company’s digital distribution platform to offer services to the Japanese music market. According to the mutual termination agreement, effective September 30, 2001, CME ceased using Liquid Audio trademarks, including the company name, and returned all of the Company’s products, technology and licenses. The Company does not believe that it has any outstanding obligations in connection with the Agreements. As a result, the Company recognized as revenue the cash received during the period before termination. The Company established a new office in Tokyo to build new relationships with label, retail and consumer electronic companies directly.

Investment in Liquid Audio Korea

In December 1998, the Company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea Co. Ltd. (“LAK”), to develop a local business to enable the digital delivery of music to customers in Korea. LAK was the exclusive reseller and distributor of the Company’s software products in Korea, under an agreement expiring on December 31, 2003. The Company paid $400,000 for 40% of the outstanding common stock of LAK and accounts for its investment in LAK using the equity method of accounting. The investment of $400,000 was recorded as an offset to the business development revenue recognized from LAK in December 1998. The Company is not recording its share of additional losses beyond its investment since there is no obligation on the part of the Company to pay LAK or any other party for those losses.

In September 2001, the Company notified LAK of its default under the licensing and reseller agreements between the two companies due to LAK’s failure to make contractual payments as scheduled. LAK did not cure the default during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAK have been fully reserved.

Liquid Audio Greater China

In June 2000, the Company signed an agreement with a strategic partner to establish a British Virgin Islands corporation, Liquid Audio Greater China (“LAGC”). LAGC was the exclusive reseller of the Company’s products in Taiwan and Hong Kong and was to work to develop business services that enable the digital delivery of music in those local markets. The Company owns 40% of the outstanding common stock of LAGC and accounts for its investment in LAGC using the equity method of accounting.

In September 2001, the Company notified LAGC of its default under the licensing and reseller agreements between the two companies due to LAGC’s failure to make contractual payments as scheduled. LAGC did not cure the defaults during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAGC have been fully reserved.

Liquid Audio South East Asia

In September 2000, the Company signed an agreement with a strategic partner to establish a Singaporean corporation, Liquid Audio South East Asia (“LASE”). LASE was to be the exclusive reseller of the Company’s products in Singapore, Thailand, Malaysia, Indonesia, Philippines, Australia and New Zealand and was to work to develop business services that enable the digital delivery of music in those local markets.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Company notified the strategic partner of LASE of its default under the licensing and reseller agreements between the two companies due to the strategic partner’s failure to make contractual payments as scheduled. The strategic partner did not cure the defaults during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements. Outstanding accounts receivable from the strategic partner have been fully reserved.

Other transactions

Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Cyber Music Entertainment and strategic partner	$1,837	$5,047	$1,105
Liquid Audio South East Asia and strategic partner	—	1,261	—
Liquid Audio Greater China and strategic partner	1,036	705	500
Liquid Audio Korea and strategic partner	—	294	532

	$2,873	$7,307	$2,137

Of the total fees earned from Cyber Music Entertainment and strategic partner, $1,837,000, $4,880,000 and $272,000 were earned from Cyber Music Entertainment and relate to software licensing and maintenance fees in 2001, 2000 and 1999, respectively, and $167,000 and $833,000 were earned from the strategic partner in Cyber Music Entertainment in 2000 and 1999, respectively, relate to a non-refundable service fee of $1,000,000 received in March 1999 and recognized ratably over the one-year term of the service agreement.

The total fee of $1,036,000 and $705,000 earned from Liquid Audio Greater China in 2001 and 2000 consist of software licensing and maintenance fees. The total fee of $500,000 earned from our strategic partner in Liquid Audio Greater China in 1999 relates to a service fee to develop a local business in Taiwan and Hong Kong.

The total fee of $1,261,000 earned in 2000 from Liquid Audio South East Asia through our strategic partner consist of software licensing and maintenance fees.

The total fee of $294,000 and $532,000 earned from Liquid Audio Korea in 2000 and 1999, respectively, consist primarily of software licensing and maintenance fees.

At December 31, 2001 and 2000, fees billed or received in advance of recognition as business development revenues were $0 and $987,000, respectively. These amounts are classified as deferred revenue from related parties on the balance sheet.

The Company provided professional services to Muze, Inc., in which one of the Company’s directors is also a director of Muze, Inc. The Company recognized revenue from Muze, Inc. of approximately $155,000, $511,000 and $99,000 in 2001, 2000 and 1999, respectively. Amounts outstanding from Muze, Inc. were approximately $79,000 and $234,000 at December 31, 2001 and 2000, respectively. During 2001, the Company’s director resigned from her director position with the Company. As a result, revenues and outstanding accounts receivables from Muze, Inc. have not been classified as related party.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2001	2000
Accounts receivable from third parties, net:
Accounts receivable	$455	$1,313
Allowance for doubtful accounts	(325)	(588)

	$130	$725

The allowance for doubtful accounts increased (decreased) by $(52,000), $271,000 and $(28,000) in the years ended December 31, 2001, 2000 and 1999, respectively. Bad debt write-offs against the allowance for doubtful accounts were $211,000, $44,000 and $129,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Accounts receivable from related parties, net:
Accounts receivable	$1,555	$1,298
Allowance for doubtful accounts	(1,555)	(45)

	$—	$1,253

The allowance for doubtful accounts increased by $1,510,000, $45,000 and $0 in the years ended December 31, 2001, 2000 and 1999, respectively. No write-offs against the allowance for doubtful accounts and were in the years ended December 31, 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Property and equipment:
Computer equipment and purchased software	$11,016	$12,190
Website and software development costs	235	399
Furniture and fixtures	555	774
Leasehold improvements	599	682

	12,405	14,045
Less: accumulated depreciation and amortization	(8,802)	(5,185)

	$3,603	$8,860

Property and equipment includes $99,000 and $784,000 of equipment under capital leases at December 31, 2001 and 2000. Accumulated amortization for equipment under capital leases was $95,000 and $734,000 at
December 31, 2001 and 2000, respectively. Depreciation expense for 2001, 2000 and 1999 was $3,715,000, $3,070,000 and $1,070,000, respectively. Amortization expense for purchased software, website and software development costs for 2001, 2000 and 1999 was $144,000, $366,000 and $73,000, respectively. Unamortized purchased software, website and software development costs was $672,000, $1,389,000 and $395,000 at December 31, 2001, 2000 and 1999, respectively. Property and equipment includes an asset impairment write-down of $2,167,000 at December 31, 2001.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000
Accrued expenses and other current liabilities:
Compensation and benefits	$1,124	$2,321
Consulting and professional services	1,357	792
Restructuring	523	—
Other	817	409

	$3,821	$3,522

NOTE 4—BORROWINGS:

Equipment loan

Pursuant to the terms of an equipment financing agreement with a bank (“the Bank”), the Company had a $3,000,000 line of credit (“Equipment Line”) to be used specifically to purchase computer and office equipment. The Equipment Line expired in November 1999 through which time the Company borrowed amounts totaling $1,766,000. Borrowings under the Equipment Line are repayable in monthly installments of principal and interest over three years and bear interest at the Bank’s prime interest rate plus 0.25% (5.25 and 9.75% at December 31, 2001 and 2000, respectively). Borrowings outstanding at December 31, 2001 and 2000 were $169,000 and $732,000, respectively. Borrowings are secured by the related equipment and other assets of the Company.

Under the Equipment Line, the Company is required to meet certain quarterly reporting and financial covenants, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 2001 and 2000, the Company was in compliance with all such covenants.

Future maturities under the Equipment Line as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,
2002	$169

NOTE 5—COMMON STOCK:

In April 1999, the Company’s Certificate of Incorporation was amended and restated to authorize the issuance of 50,000,000 shares of common stock at $0.001 par value.

Following the completion of the Company’s Initial Public Offering in 1999, 9,744,199 shares of mandatorily redeemable preferred stock were converted into common stock. In addition, warrants to purchase 15,306 shares of Series B mandatorily redeemable preferred stock and 4,544 of Series C mandatorily redeemable preferred stock were converted into 19,850 shares of common stock upon the Company’s completion of its Initial Public Offering.

In June 1999, the Company signed an agreement with Virgin Holdings, Inc. (“Virgin”), an affiliate of EMI Recorded Music, to facilitate the production of music for delivery over the Internet using the Company’s technology. Pursuant to this agreement, the Company issued 100,000 shares of common stock to Virgin. These shares were valued at $1,100,000 and immediately recognized as strategic marketing-equity instruments expense during the three months ended June 30, 1999.

In July 2000, the Company signed an agreement with Virgin to promote the distribution of digital music over the Internet using the Company’s technology. Pursuant to this agreement, the Company issued

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and were recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in 2001 and 2000 each.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and which was recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $181,000 and $14,000 was recognized as non-cash cost of net revenues in 2001 and 2000, respectively.

NOTE 6—PREFERRED STOCK RIGHTS AGREEMENTS:

On August 7, 2001, the Company’s Board of Directors adopted a Preferred Stock Rights Agreement under which the Company declared a dividend of one right to purchase one one-thousandth share of the Company’s Series A participating preferred stock for each outstanding share of common stock. The rights will separate from the common stock and become exercisable following (i) the tenth day (or such later date as may be determined by the Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common stock then outstanding or (ii) the tenth business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender of exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the then outstanding common stock. Each right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A preferred stock with economic terms similar to that of one share of common stock.

NOTE 7—WARRANTS:

In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At December 31, 2001, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $0, $843,000 and $1,179,000 were recognized as strategic marketing-equity instruments expense in 2001, 2000 and 1999, respectively. At December 31, 2001, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In 1999, $330,000 and $426,000 were recognized as strategic marketing-equity instruments expense for the first and second warrants, respectively. At December 31, 2001, warrants to purchase 83,334 and 166,666 shares of common stock are outstanding and expire in September 2002 and 2003, respectively.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant was valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of net revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares will vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $9,000 as non-cash cost of revenue at December 31, 2001 related to the remaining warrants. Such warrants will be valued at the fair market value of the Company’s common stock on each reporting date. At December 31, 2001, warrants to purchase 77,768 shares of common stock are outstanding and expire in December 2005.

NOTE 8—EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company elected to contribute matching and discretionary contributions to the plan. The company is not required to contribute to the 401(k) plan, but in 2001 and 2000 elected to match contributions up to a maximum of $2,000 per employee, with a two year vesting schedule. As a result, the Company contributed and expensed $159,000 and $177,000 for the years ended December 31, 2001 and 2000, respectively.

Stock Option Plans

In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the “1996 Plan”), which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the 1996 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the 1996 Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less than 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the 1996 Plan was also amended to provide for annual increases on January 1 equal to

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors.

In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested.

The following table summarizes stock option activity under the plans (shares in thousands):

		Options Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1998	71	1,067	$0.68
Additional options authorized	1,600	—	—
Repurchase of common stock in connection with unvested stock options previously exercised	51	—	—
Options granted	(1,044)	1,044	17.62
Options exercised	—	(399)	0.39
Options canceled	192	(192)	2.45

Balance at December 31, 1999	870	1,520	12.17
Additional options authorized	1,594	—	—
Repurchase of common stock in connection with unvested stock options previously exercised	19	—	—
Options granted	(2,310)	2,310	11.53
Options exercised	—	(230)	0.57
Options canceled	770	(770)	13.55

Balance at December 31, 2000	943	2,830	12.06
Additional options authorized	1,127	—	—
Options granted	(1,651)	1,651	2.27
Options exercised	—	(51)	0.32
Options canceled	1,509	(1,509)	11.86

Balance at December 31, 2001	1,928	2,921	6.84

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options for all stock option plans as of December 31, 2001 (shares in thousands):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.19	4	5.6	$0.19	4	$0.19
0.33-0.40	19	6.3	0.39	19	0.39
1.50-2.19	753	8.9	1.84	171	1.81
2.30-3.00	766	9.4	2.56	145	2.64
3.69-5.44	126	8.6	4.49	59	4.64
6.50-9.47	703	8.0	7.51	298	7.50
11.00-15.81	353	7.7	11.62	243	11.46
26.13-33.50	123	7.6	27.97	73	28.68
43.75	74	7.6	43.75	74	43.75

	2,921			1,086

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

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free rates	4.24%	5.4-6.7%	5.7%
Expected lives (in years)	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	97.5%	130%	78.0%

Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been:

	Year Ended December, 31
	2001	2000	1999
Pro forma net loss (in thousands)	$38,625	$43,291	$24,534
Pro forma net loss per share	$1.71	$1.96	$2.31

The weighted average fair value of options granted were:

	Year Ended December 31,
	2001	2000	1999
Weighted average fair value of options granted during period	$1.41	$9.58	$17.62

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned stock-based compensation

In connection with certain stock option grants, the Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually four years, using an accelerated basis. Future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee’s option vesting period.

Employee Stock Purchase Plan

In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company’s common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant’s compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

NOTE 9—INCOME TAXES:

Deferred taxes are composed of the following (in thousands):

	December 31,
	2001	2000
Deferred tax assets (liabilities)
Net operating loss and credit carryforwards	$34,261	$22,419
Research and development tax credits	3,373	1,780
Accruals	2,660	435
Depreciation and amortization	327	263
Other	7	2

Total deferred tax assets	40,628	24,899
Less: Valuation allowance	(40,628)	(24,899)

Net deferred tax assets	$—	$—

At December 31, 2001, the Company had approximately $94.2 million of federal and $38.3 million of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards expire in varying amounts beginning in 2011 and 2004, respectively. At December 31, 2001, the Company had approximately $2.0 million of federal and $2.1 million of state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforwards expire in varying amounts beginning in 2001. The California tax credit carryforwards can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be limited.

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2001 and 2000. The valuation allowance increased by $15,728,000, $11,101,000 and $8,234,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

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

	Year Ended December 31,
	2001	2000	1999
Rent expense	$2,188	$1,642	$643

Future minimum lease payments under all noncancelable capital and operating leases, net of sublease rental income of $145,000, at December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2002	$31	$2,785
2003	—	2,100
2004	—	2,163
2005	—	904

Total minimum payments	31	$7,952

Less: amount representing interest	(3)

Present value of capital lease obligations	28
Less: Current portion	(28)

Capital lease obligations, non-current portion	$—

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the Company’s business, results of operations, financial condition and cash flow.

In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

In November 2001, two lawsuits were filed in Delaware Chancery Court naming the Company and certain of the Company’s officers and directors as defendants. Both actions related to the Company’s response to recent acquisition offers and purported to be class actions brought on behalf of the Company’s shareholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and the Company. The complaint alleges that defendants had breached their fiduciary duties owed to the Company’s shareholders in connection with the Company’s response to acquisition offers from Steel Partners II, LLP and an investor group formed by musicmaker.com, Inc. The complaint seeks, among other things, a court order barring the Company from adopting or maintaining measures that would make the Company less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, the Company has not responded to the complaint, nor has the court set a date for discovery cutoff or trial. The Company intends to vigorously defend the action. There is no assurance concerning the outcome of either action, or whether either action would have a material effect on the Company’s financial condition or business operations.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against the Company in the United States District Court for the Western District of Washington (Seattle). The suit alleges that the Company infringes the claims of United States Patent No. 6,073,124. NCI requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The Company was served with the Complaint on November 2, 2001 and subsequently submitted an answer to the Complaint that included counterclaims. In February 2002, the Company entered into settlement negotiations but have yet to reach a settlement.

On August 23, 2001, the Company received a demand letter from a former employee’s legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the former employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against the Company and one of its former employees. The Company completed an investigation and believes that there is no merit to the former employee’s allegations. The Company does not know at this time whether a settlement can be achieved. To date, the Company has not been served with a complaint.

On July 20, 2001, a putative securities class action, captioned Murowa Financial v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-6661, was filed against the Company, certain of the Company’s officers and directors (the “Individual Defendants”) and three underwriters in the Company’s initial public offering (the “IPO”), in the United States District Court for the Southern District of New York. The Complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 8, 1999 and

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 6, 2000. Several complaints substantially identical to Murowa were later filed against the Company, the Individual Defendants, and several of the IPO underwriters in the Southern District of New York. These cases have been consolidated under Civil Action No. 01-CV-6661. These complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and secondary offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend against such claims.

On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an Amended Complaint against one of the Company’s customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that the Company’s customer infringes one or more of three patents (United States Patent  Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. The Company has entered into an agreement with its customer whereby the Company has agreed to assume control of the defense and pay the defense costs, while reserving the Company’s rights as to indemnification obligations. The customer filed an Answer to the Amended Complaint on April 27, 2000 denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on pending matters.

On March 31, 2000, Intouch Group, Inc. (“Intouch”) filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging patent infringement. The Complaint names the Company, Amazon.com, Inc., Listen.com, Inc., Entertaindom LLC, DiscoverMusic.com, Inc. and Muze, Inc. It alleges that these parties infringe, or induce infringement of, the claims of United States Patent Nos. 5,237,157 (“the ‘157 patent”) and 5,963,916 (“the ‘916 patent”) by operating a web site and/or a kiosk that allows interactive previewing of pre-recorded music products. The Complaint seeks unspecified damages and injunctive relief. The Company answered Intouch’s first amended complaint, denying the material allegations of the amended complaint, and asserting counterclaims for declaratory judgment of non-infringement, patent invalidity and inequitable conduct. In May 2001, the parties reached an agreement in principle to settle Intouch’s claims on the ‘157 patent. On February 6, 2002, the parties executed a final settlement regarding the ‘916 patent. Pursuant to the settlement, the terms of which are confidential, Intouch has dismissed its suit with prejudice as to the Company and granted it a nonexclusive license on the ‘916 patent. The settlement did not have a material impact on the Company’s financial position or results of operations.

NOTE 11—RESTRUCTURING:

In May 2001, the Company adopted a corporate restructuring program to reduce expenses to preserve the Company’s cash position while the digital music market develops. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. A restructuring charge of $4,497,000 was recorded in operating expense in the twelve months ended December 31, 2001.

The restructuring charge included involuntary employee separation costs of $1,116,000 for 79 employees worldwide, 20 in sales and marketing, 32 in research and development, 13 in general and administrative and 6 in operations functions in the U.S., and 2 in sales and marketing, 3 in research and development and 3 in operations functions outside the U.S.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease costs of $1,214,000 were accrued pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

Asset impairment costs of $2,167,000 were recorded, primarily for property and equipment, furniture and fixtures, computer software and leasehold improvements for assets no longer in use from de-emphasized business lines, reductions in workforce and excess facilities.

A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total
Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	$—	$523	$—	$523

Remaining cash expenditures related to net lease expense due to the consolidation of facilities will be paid over the lease terms through the fourth quarter of 2002.

NOTE 12—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net revenues	$2,995	$3,454	$3,355	$1,764	$1,661	$1,024	$1,275	$768
Gross profit	2,453	2,463	2,562	975	708	434	926	317
Net loss	(6,524)	(7,718)	(8,892)	(10,551)	(11,267)	(14,034)	(6,060)	(5,823)
Net loss per share, basic and diluted	(0.30)	(0.35)	(0.40)	(0.47)	(0.50)	(0.62)	(0.27)	(0.26)
Weighted average shares used in per share calculation	21,918	22,013	22,304	22,429	22,528	22,593	22,640	22,689

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiary of Liquid Audio, Inc.

23.1	Consent of PricewaterhouseCoopers LLP