Form 10-Q
period 2002-03-31
LIQUID AUDIO INC
filed 2002-05-15
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File Number 000-25977

LIQUID AUDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Chesapeake Drive, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 549-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

As of April 30, 2002, there were 22,745,624 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,358	$91,594
Accounts receivable, net	134	130
Other current assets	956	1,099

Total current assets	87,448	92,823

Restricted cash	826	826
Property and equipment, net	2,994	3,603
Other assets	163	163

Total assets	$91,431	$97,415

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$849	$1,107
Accrued liabilities	3,075	3,821
Deferred revenue	110	122
Capital lease obligations	21	28
Equipment loan	47	169
Note payable to related party	339	343

Total current liabilities	4,441	5,590

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	203,006	202,969
Unearned compensation	(27)	(43)
Accumulated deficit	(115,987)	(111,094)
Accumulated other comprehensive loss	(25)	(30)

Total stockholders’ equity	86,990	91,825

Total liabilities and stockholders’ equity	$91,431	$97,415

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenues:
License	$36	$290
Services	99	425
Business development (related party)	—	946

Total net revenues	135	1,661

Cost of net revenues:
License	97	159
Services	128	711
Non-cash cost of revenue	33	83

Total cost of net revenues	258	953

Gross profit	(123)	708
Operating expenses:
Sales and marketing	1,158	4,656
Non-cash sales and marketing	11	9
Research and development	3,023	5,230
Non-cash research and development	5	9
General and administrative	1,106	3,194
Non-cash general and administrative	—	5
Strategic marketing—equity instruments	—	312

Total operating expenses	5,303	13,415

Loss from operations	(5,426)	(12,707)
Other income (expense), net	533	1,659
Loss in equity investment	—	(219)

Net loss	$(4,893)	$(11,267)

Net loss per share:
Basic and diluted	$(0.22)	$(0.50)

Weighted average shares	22,709	22,528

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,893)	$(11,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	1,122
Amortization of unearned compensation	16	24
Allowance for doubtful accounts and sales returns reserve	—	18
Equity in net loss of investments	—	219
Strategic marketing-equity instruments	—	312
Non-cash cost of revenue	33	82
Changes in assets and liabilities:
Accounts receivable from third parties	(4)	(87)
Accounts receivable from related parties	—	110
Other assets	143	675
Accounts payable	(258)	(236)
Accrued liabilities	(746)	778
Deferred revenue from third parties	(12)	149
Deferred revenue from related parties	—	(1)

Net cash used in operating activities	(5,075)	(8,102)

Cash flows from investing activities:
Acquisition of property and equipment	(37)	(446)
Sales of short-term investments, net	—	26,886
Equity investment	—	(165)

Net cash provided by (used in) investing activities	(37)	26,275

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	4	—
Payments made under capital leases	(7)	(36)
Payments made under equipment loan	(122)	(148)

Net cash used in financing activities	(125)	(184)

Effect of exchange rates on cash and cash equivalents	1	(80)

Net increase (decrease) in cash and cash equivalents	(5,236)	17,909
Cash and cash equivalents at beginning of period	91,594	96,398

Cash and cash equivalents at end of period	$86,358	$114,307

Supplemental disclosures:
Cash paid for interest	$9	$22

Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing agreements	$33	$51
Issuance of common stock in connection with strategic marketing agreements	—	343

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

Principles of consolidation

The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Restricted cash

At March 31, 2002, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease.

Revenue recognition

Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable as prescribed in SOP No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Recent accounting pronouncement

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

NOTE 2—BALANCE SHEET COMPONENTS:

The components of accounts receivable from third parties, net are as follows (in thousands):

	March 31, 2002	December 31, 2001
Accounts receivable from third parties, net:
Accounts receivable	$454	$455
Less: allowance for doubtful accounts	(320)	(325)

	$134	$130

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The allowance for doubtful accounts decreased by $0 and $(52,000) for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. Write-offs against the allowance for doubtful accounts were $5,000 and $211,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

The components of accounts receivable from related parties, net are as follows (in thousands):

	March 31, 2002	December 31, 2001
Accounts receivable from related parties, net:
Accounts receivable	$1,555	$1,555
Less: allowance for doubtful accounts	(1,555)	(1,555)

	$—	$—

The allowance for doubtful accounts increased by $0 and $1,510,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. No write-offs against the allowance for doubtful accounts were made for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

The components of property and equipment are as follows (in thousands):

	March 31, 2002	December 31, 2001
Property and equipment:
Computer equipment and purchased software	$11,051	$11,016
Website and software development costs	235	235
Furniture and fixtures	555	555
Leasehold improvements	601	599

	12,442	12,405
Less: Accumulated depreciation and amortization	(9,448)	(8,802)

	$2,994	$3,603

Property and equipment includes $99,000 of equipment under capital leases at March 31, 2002 and December 31, 2001. Accumulated depreciation and amortization for equipment under capital leases was $97,000 and $95,000 at March 31, 2002 and December 31, 2001, respectively. Depreciation expense for the three months ended March 31, 2002 and the year ended December 31, 2001 was $547,000 and $3,715,000, respectively. Amortization expense for purchased software, website and software development costs for the three months ended March 31, 2002 and the year ended December 31, 2001 was $99,000 and $144,000, respectively. Unamortized purchased software, website and software development costs was $598,000 and $672,000 at March 31, 2002 and December 31, 2001, respectively.

The components of accrued liabilities are as follows (in thousands):

	March 31, 2002	December 31, 2001
Accrued liabilities:
Compensation and benefits	$1,208	$1,124
Consulting and professional services	743	1,357
Restructuring	235	523
Other	889	817

	$3,075	$3,821

NOTE 3—RELATED PARTIES:

Investments in related parties

The Company owns 4.60% of the outstanding shares of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan (“LAJ”), and accounts for its investment under the equity method of accounting. The investment was written down to $0 at December 31, 2001.

Licensing and reseller agreements with Liquid Audio Korea Co. Ltd., Liquid Audio Greater China and Liquid Audio South East Asia through the strategic partner were terminated in 2001. No revenue was recorded in the three months ended March 31, 2002 and outstanding accounts receivable from these entities has been fully reserved.

Total business development revenue

Total business development revenues are summarized as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Cyber Music Entertainment and strategic partner	$—	$946

The total fees earned from Cyber Music Entertainment relate to software licensing and maintenance fees in the three months ended March 31, 2001.

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments. For the three months ended March 31, 2002 and 2001, the components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Comprehensive loss:
Net loss	$(4,893)	$(11,267)
Foreign currency translation adjustments	5	(46)
Unrealized gain on investments	—	6

	$(4,888)	$(11,307)

NOTE 5—NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of common stock warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(4,893)	$(11,267)

Denominator:
Weighted average shares	22,710	22,542
Weighted average unvested common shares subject to repurchase	(1)	(14)

Denominator for basic and diluted calculation	22,709	22,528

Net loss per share:
Basic and diluted	$(0.22)	$(0.50)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2002	2001
Common stock options	2,793	2,745
Common stock warrants	748	875
Unvested common stock subject to repurchase	1	14

NOTE 6—STRATEGIC MARKETING—EQUITY AGREEMENTS:

In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At March 31, 2002, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. At March 31, 2002, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in

August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the three months ended March 31, 2001, $17,000 was recognized as strategic marketing-equity instruments expense for the third warrant. At March 31, 2002, warrants to purchase 83,334 and 166,666 shares of common stock are outstanding and expire in September 2002 and 2003, respectively.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and which was recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $49,000 was recognized as non-cash cost of net revenues in the three months ended March 31, 2001. Additionally, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant was valued at $175,000, of which $33,000 was recognized as non-cash cost of net revenues in the three months ended March 31, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $33,000 as non-cash cost of revenue in the three months ended March 31, 2002 related to the remaining warrants. Such warrants will be valued at the fair market value of the Company’s common stock on each reporting date. At March 31, 2002, warrants to purchase 97,211 shares of common stock are outstanding and expire in December 2005.

NOTE 7—RESTRUCTURING:

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

A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total
Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	—	523	—	523
Cash paid	—	(288)	—	(288)

Restructuring reserve balance at March 31, 2002	$—	$235	$—	$235

Remaining cash expenditures related to net lease expense due to the consolidation of facilities will be paid over the lease terms through the fourth quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “intend” or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management’s Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth under the caption “Additional Factors Affecting Future Results” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Overview

We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music using our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (“LMN”), a syndicated network leading music-related and music retailer websites.

In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. We also have established international initiatives within the Pacific Rim and a subsidiary in Europe to lay the groundwork for offering digital music download services to consumers in these markets. More recently, we began focusing additional attention on licensing our server software products. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 25%, 7% and 6% of total net revenues in the three months ended March 31, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

Business development revenues as a percentage of total net revenues were 0%, 61% and 63% in the three months ended March 31, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. In 2001, we terminated our agreements with Liquid Audio Japan (“LAJ”), Liquid Audio Korea (“LAK”), Liquid Audio Greater China (“LAGC”) and Liquid Audio South East Asia (“LASE”) through our strategic partner.

In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market develops. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We have de-emphasized our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We plan to continue to focus on software licensing and digital music delivery services that complement our secure digital download business. We plan to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. At March 31, 2002, we have a remaining $235,000 restructuring accrual balance related to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. This accrual will be paid over the lease terms through the fourth quarter of 2002.

We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of March 31, 2002 we had an accumulated deficit of approximately $116.0 million. We expect to incur additional losses and continued negative cash flow from operations through at least mid-2003. Our revenues may not increase or even continue at their current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. The digital music market may never develop to the extent that we are able to generate positive cash flows. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2002	2001
Net revenues:
License	27%	17%
Services	73	26
Business development (related party)	—	57

Total net revenues	100	100

Cost of net revenues:
License	72	9
Services	95	43
Non-cash cost of revenue	24	5

Total cost of net revenues	191	57

Gross profit	(91)	43

Operating expenses:
Sales and marketing	858	280
Non-cash sales and marketing	8	1
Research and development	2,239	315
Non-cash research and development	4	1
General and administrative	819	192
Non-cash general and administrative	—	—
Strategic marketing-equity instruments	—	19

Total operating expenses	3,928	808

Loss from operations	(4,019)	(765)
Other income (expense), net	395	100
Loss in equity investment	—	(13)

Net loss	(3,624)%	(678)%

Three Months Ended March 31, 2002 and 2001

Total Net Revenues

Total net revenues decreased 92% to $135,000 for the three months ended March 31, 2002 from $1.7 million in the comparable period of 2001.

License.    License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 88% to $36,000 for the three months ended March 31, 2002 from $290,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software licensing.

Services.    Services revenues primarily consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 77% to $99,000 for the three months ended March 31, 2002 from $425,000 in the comparable period of 2001. This decrease was due to decreases in encoding services, promotion and advertising services, Liquid Muze Previews service and hosting fees.

Business Development (Related Party).    Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased to $0 for the three months ended March 31, 2002 from $946,000 in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Japan. We do not expect to derive significant revenue from business development arrangement in the foreseeable future.

In the first three months of 2002, approximately 14% of total net revenues came from sales to one customer, Sanyo. In the first three months of 2001, approximately 57% of total net revenues came from sales to one customer, Cyber Music Entertainment. International revenues represented approximately 14% and 65% of total net revenues in the three months ended March 31, 2002 and 2001, respectively.

Total Cost of Net Revenues

Our gross profit decreased to approximately (91)% of total net revenues for the three months ended March 31, 2002 from approximately 43% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 73% to $258,000 in the 2002 period from $953,000 in the 2001 period.

License.    Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 39% to $97,000 for the three months ended March 31, 2002 from $159,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues and product mix differences, partially offset by royalties for additional third-party technologies.

Services.    Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 82% to $128,000 for the three months ended March 31, 2002 from $711,000 in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel from 28 to 12 due to our corporate restructuring.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment (“BMG”) to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $49,000 was recognized as non-cash cost of revenues in the three months ended March 31, 2001. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested, based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $33,000 was recognized as non-cash cost of revenues for the three months ended March 31, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $33,000 as non-cash cost of revenue in the three months ended March 31, 2002 related to the remaining warrants. Such warrants are valued at the fair market value of our common stock at each vesting date. Stock compensation expense for customer service, encoding and professional services personnel were $0 and $1,000 in the three months ended March 31, 2002 and 2001, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 75% to $1.2 million for the three months ended March 31, 2002 from $4.7 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of sales and marketing personnel from 59 to 22 due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

Research and Development.    Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 42% to $3.0 million for the three months ended March 31, 2002 from $5.2 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel from 88 to 50 and outside contractors due to our corporate restructuring and expense management initiatives.

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 65% to $1.1 million for the three months ended March 31, 2002 from $3.2 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel from 31 to 17 and outside contractors due to our corporate restructuring and expense management initiatives.

Strategic Marketing—Equity Instruments.    Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $0 and $312,000 in the three months ended March 31, 2002 and 2001, respectively. In June 1999, we signed an advertising agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $0 and $506,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2002 and 2001, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the three months ended March 31, 2001, $0, $0 and $17,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc. (“Virgin”), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and recognized ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense in the three months ended March 31, 2001.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to March 31, 2002 was $3.6 million. We recognized $16,000 and $23,000 of stock compensation expense for the three months ended March 31, 2002 and 2001, respectively. We expect quarterly amortization related to those options to be between $15,000 and $3,000 per quarter during 2002. These future compensation charges would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

Other Income (Expense), Net.    Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $533,000 for the three months ended March 31, 2002 from $1.7 million in the comparable period of 2001. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Loss in Equity Investment.    Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $0 and $219,000 for the three months ended March 31, 2002 and 2001, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At March 31, 2002, we had approximately $86.4 million of cash and cash equivalents.

Net cash used in operating activities was $5.1 million and $8.1 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used for operating activities in the 2002 period was primarily the result of net losses from operations, depreciation and amortization of $646,000, amortization of unearned compensation of $16,000, non-cash cost of revenue of $33,000 and a net decrease in working capital items of $877,000. The net decrease in working capital items include an increase in accounts receivable of $4,000, decrease in other assets of $143,000, decrease in accounts payable of $258,000, decrease in accrued liabilities of $746,000 and a decrease in deferred revenue of $12,000. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations, depreciation and amortization of $1.1 million, amortization of unearned compensation of $24,000, strategic marketing–equity instruments charges of $312,000, non-cash cost of revenue of $82,000, an increase in the allowance for doubtful accounts and sales returns reserve of $18,000, loss in equity investment of $219,000 and a net increase in working capital items of $1.4 million. The net increase in working capital items include a decrease in accounts receivable of $23,000, decrease in other assets of $675,000, decrease in accounts payable of $236,000, increase in accrued liabilities of $778,000 and an increase in deferred revenue of $148,000.

Net cash provided by (used in) investing activities was $(37,000) and $26.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities in the 2002 period was primarily due to acquisition of property and equipment. Net cash provided by investing activities in the 2001 period was primarily due to net sales of short-term investments of $26.9 million, partially offset by the acquisition of property and equipment of $446,000 and an investment in Liquid Audio Japan of $165,000.

Net cash used in financing activities was $125,000 and $184,000 for the three months ended March 31, 2002 and 2001, respectively. The net cash used in financing activities for both periods is due primarily to payments made under our equipment loan and capital leases.

We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility are repayable in monthly installments over three years and bear interest at the bank’s prime interest rate plus 0.25%. Borrowings are collateralized by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through September 30, 2001. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $7.1 million, net of rental income of $83,000, as of March 31, 2002 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $339,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank’s prime rate. The principal is due on December 31, 2003, with quarterly interest payments. The terms of the strategic related partner note payable require us to make quarterly interest payments. At March 31, 2002, we were not in compliance with the interest payment requirement. We are currently applying for a waiver from the strategic related partner with respect to our non-compliance with making quarterly interest payments. To obtain a waiver, we may have to make payments of all interest due to date and additional default interest of 10% on unpaid amounts outstanding. As a result of our default of these payments, the strategic related partner has a right to accelerate payment of all amounts outstanding under the note payable and demand immediate full payment of all amounts due, including outstanding interest and penalties. Accordingly, we have classified the outstanding balance under the note payable as a current liability. If we are successful in obtaining a waiver from the strategic partner, then the note payable will be reclassified as a long-term liability.

In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We recently terminated our relationships with these partners. Consequently, we do not expect additional revenue or cash payments will be generated from them. At March 31, 2002, we held 4.60% of the outstanding stock of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan, and had written down our investment to $0 under the equity method of accounting.

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

Future payments due under debt and lease obligations as of March 31, 2002 are as follows (in thousands):

	Note Payable to Related Party	Equipment Loan	Capital Leases	Operating Leases	Total
2002	$339	$47	$21	$1,937	$2,344
2003	—	—	—	2,100	2,100
2004	—	—	—	2,163	2,163
2005	—	—	—	904	904

	$339	$47	$21	$7,104	$7,511

We believe that existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, although we may seek to raise additional capital during that period. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Market Risk

No material changes exist to our market risk during the three months ended March 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2001 filed with the SEC.

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

We Have a History of Losses, We Expect Losses to Continue and We Might Not Achieve or Maintain Profitability

Our accumulated deficit as of March 31, 2002 was approximately $116.0 million. We had net losses of approximately $33.7 million and $37.2 million in 2000 and 2001, respectively and approximately $4.9 million in the three months ended March 31, 2002. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows through at least mid-2003. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business and operating results will be harmed.

Several of Our Customers Have Had Limited Operating Histories, Are Unprofitable and Might Have Difficulty Meeting Their Payment Obligations to Us

Several of our significant customers have had limited operating histories and have not achieved profitability. We believe that this will be true of other customers in the future. As of March 31, 2002, 59% or $269,000 of our accounts receivable from third parties and 100% or $1.6 million of our account receivables from related parties, were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our operating results will be harmed.

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

We Depend on Proprietary Rights to Develop and Protect Our Technology

Our success and ability to compete substantially depends on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We hold fourteen existing patents and currently have nine patents pending in the United States and eight patents pending in other countries. Our existing patents expire between October 2015 and October 2018. We have had claims allowed on two of our patent applications. We are presently pursuing the registration of our trademarks. Our patent applications or trademark registrations in the United States may not be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations in the United States are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

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

See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On or about May 3, 2002, a lawsuit was filed in the Court of Chancery of the State of Delaware naming us as defendant. The action is captioned musicmaker.com, Inc. v. Liquid Audio, Inc., Civil Action No. 19601-NC. The plaintiff is musicmaker.com, Inc., one of our stockholders owning approximately 2.9% of our outstanding common stock and a Schedule 13D filer with other Liquid Audio stockholders holding an aggregate of approximately 6.9% of our common stock. At the same time it filed its complaint, musicmaker.com also filed a motion for expedited proceedings. musicmaker.com’s complaint alleges mismanagement by our Board of Directors and states musicmaker.com’s intent to nominate its own slate of board nominees at our 2002 Annual Meeting of stockholders. The complaint seeks, among other things, an order to compel us to hold its 2002 Annual Meeting. On May 13, 2002, we filed a motion to dismiss the complaint; that motion is currently pending. On May 14, 2002, we announced we had scheduled our 2002 Annual Meeting for July 1, 2002; we believe musicmaker.com’s complaint is now mooted. We intend to vigorously defend the action; however there is no assurance concerning the outcome, or whether the action would have a material effect on our financial condition or business operations.

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

On August 23, 2001, we received a demand letter from a former employee’s legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the former employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against us and one of our former employees. While we believed the charge was without merit, we reached an out-of-court settlement in May 2002 with the former employee whereby we agreed to pay her $25,000.

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

On March 31, 2000, Intouch Group, Inc. (“Intouch”) filed a lawsuit against us in the United States District Court for the Northern District of California alleging patent infringement. The Complaint names us, Amazon.com, Inc., Listen.com, Inc., Entertaindom LLC, DiscoverMusic.com, Inc. and Muze, Inc. It alleges that these parties infringe, or induce infringement of, the claims of United States Patent Nos. 5,237,157 (“the ’157 patent”) and 5,963,916 (“the ’916 patent”) by operating a web site and/or a kiosk that allows interactive previewing of pre-recorded music products. The Complaint seeks unspecified damages and injunctive relief. We answered Intouch’s first amended complaint, denying the material allegations of the amended complaint, and asserting counterclaims for declaratory judgment of non-infringement, patent invalidity and inequitable conduct. In May 2001, the parties reached an agreement in principle to settle Intouch’s claims on the ’157 patent. On February 6, 2002, the parties executed a final settlement regarding the ’916 patent. Pursuant to the settlement, the terms of which are confidential, Intouch has dismissed its suit with prejudice as to us and granted us a nonexclusive license on the ’916 patent. The settlement did not have a material impact on our financial position or results of operations.

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

From the time of receipt through March 31, 2002, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of securities holders during the quarter ended March 31, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2002	LIQUID AUDIO, INC.

	By:	/s/ GERALD W. KEARBY
Gerald W. Kearby President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL R. BOLCEREK
Michael R. Bolcerek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)