Form 10-Q
period 2002-06-30
LIQUID AUDIO INC
filed 2002-08-14
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-25977

LIQUID AUDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Chesapeake Drive, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 549-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2002, there were 22,758,322 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$81,018	$91,594
Accounts receivable, net	115	130
Other current assets	718	1,099

Total current assets	81,851	92,823
Restricted cash	826	826
Property and equipment, net	2,391	3,603
Other assets	73	163

Total assets	$85,141	$97,415

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,110	$1,107
Accrued liabilities	2,140	3,821
Deferred revenue	109	122
Capital lease obligations	11	28
Equipment loan	—	169
Note payable to related party	376	343

Total current liabilities	3,746	5,590

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	203,065	202,969
Unearned compensation	(9)	(43)
Accumulated other comprehensive loss	(55)	(30)
Accumulated deficit	(121,629)	(111,094)

Total stockholders’ equity	81,395	91,825

Total liabilities and stockholders’ equity	$85,141	$97,415

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
License	$40	$194	$76	$484
Services	111	362	210	787
Business development (related party)	—	468	—	1,414

Total net revenues	151	1,024	286	2,685

Cost of net revenues:
License	84	128	181	287
Services	174	364	302	1,075
Non-cash cost of revenue	36	98	69	181

Total cost of net revenues	294	590	552	1,543

Gross profit (loss)	(143)	434	(266)	1,142

Operating expenses:
Sales and marketing	1,027	3,061	2,185	7,717
Non-cash sales and marketing	(32)	(72)	(21)	(63)
Research and development	2,914	4,731	5,937	9,961
Non-cash research and development	3	(26)	8	(17)
General and administrative	1,905	3,078	3,011	6,272
Non-cash general and administrative	—	(21)	—	(16)
Strategic marketing—equity instruments	—	340	—	652
Restructuring	—	3,672	—	3,672

Total operating expenses	5,817	14,763	11,120	28,178

Loss from operations	(5,960)	(14,329)	(11,386)	(27,036)
Other income (expense), net	318	1,176	851	2,835
Net loss in equity investment	—	(881)	—	(1,100)

Net loss	$(5,642)	$(14,034)	$(10,535)	$(25,301)

Net loss per share:
Basic and diluted	$(0.25)	$(0.62)	$(0.46)	$(1.12)

Weighted average shares	22,737	22,593	22,723	22,563

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,535)	$(25,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,279	2,193
Amortization of unearned compensation	(13)	(101)
Allowance for doubtful accounts and sales returns reserve	—	1,055
Net loss in equity investment	—	1,100
Strategic marketing-equity instruments	—	652
Non-cash cost of revenue	69	186
Loss on disposal of and write-down of property and equipment	—	1,742
Changes in assets and liabilities:
Accounts receivable from third parties	15	379
Accounts receivable from related parties	—	(257)
Other assets	471	176
Accounts payable	3	(1,047)
Accrued liabilities	(1,681)	457
Deferred revenue from third parties	(13)	(139)
Deferred revenue from related parties	—	(111)

Net cash used in operating activities	(10,405)	(19,016)

Cash flows from investing activities:
Acquisition of property and equipment	(67)	(689)
Proceeds from sale of fixed assets	—	25
Sales (purchases) of short-term investments, net	—	27,384
Equity investment	—	(165)

Net cash provided by (used in) investing activities	(67)	26,555

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	74	163
Payments made under capital leases	(17)	(79)
Payments made under equipment loan	(169)	(295)

Net cash used in financing activities	(112)	(211)

Effect of exchange rates on cash and cash equivalents	8	(81)

Net increase (decrease) in cash and cash equivalents	(10,576)	7,247
Cash and cash equivalents at beginning of period	91,594	96,398

Cash and cash equivalents at end of period	$81,018	$103,645

Supplemental disclosures:
Cash paid for interest	$11	$40
Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing agreements	$69	$151

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations for every year since inception. For the six months ended June 30, 2002, the Company incurred a net loss of approximately $10.5 million and negative cash flows from operations of $10.4 million. As of June 30, 2002, the Company had an accumulated deficit of approximately $121.6 million. The Company expects to incur operating losses and negative cash flows through at least 2003. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect the Company’s ability to achieve its intended business objectives.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, stockholders’ equity or cash flows.

Principles of consolidation

The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Restricted cash

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

At June 30, 2002, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease.

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

Business development revenue primarily consists of license and maintenance fees from agreements under which the Company gives its strategic partners the right to license and use the Company’s digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on VSOE of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the “residual method” as prescribed by SOP No. 98-9. When VSOE of fair value does not exist for the undelivered elements, the total fee from the business development arrangement is recognized ratably over the period of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist, assuming all other criteria are met. Extended payment terms are defined as payment terms outside the Company’s customary business practice, generally greater than 90 days. Revenue is not recognized if the strategic partners stop making their contractual payments.

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

Recent accounting pronouncement

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position and results of operations.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect an impact on its financial position and results of operating from the adoption of SFAS No. 146.

In the first quarter of 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products,” EITF Issue No. 00-22, “Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor s Products” which all address certain aspects of sales incentives. The adoption of these EITFs did not have a material impact on the Company’s financial position and results of operations.

NOTE 2—BALANCE SHEET COMPONENTS:

The components of accounts receivable from third parties, net are as follows (in thousands):

	June 30, 2002	December 31, 2001
Accounts receivable from third parties, net:
Accounts receivable	$435	$455
Less: allowance for doubtful accounts	(320)	(325)

	$115	$130

The allowance for doubtful accounts decreased by $0 and $(51,000) for the six months ended June 30, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts were $5,000 and $48,000 for the six months ended June 30, 2002 and 2001, respectively.

The components of accounts receivable from related parties, net are as follows (in thousands):

	June 30, 2002	December 31, 2001
Accounts receivable from related parties, net:
Accounts receivable	$—	$1,555
Less: allowance for doubtful accounts	—	(1,555)

	$—	$—

The allowance for doubtful accounts increased by $0 and $1,004,000 for the six months ended June 30, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts were $1,555,000 and $0 for the six months ended June 30, 2002 and 2001, respectively.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The components of property and equipment are as follows (in thousands):

	June 30, 2002	December 31, 2001
Property and equipment:
Computer equipment and purchased software	$11,075	$11,016
Website and software development costs	235	235
Furniture and fixtures	555	555
Leasehold improvements	607	599

	12,472	12,405
Less: Accumulated depreciation and amortization	(10,081)	(8,802)

	$2,391	$3,603

Property and equipment includes $99,000 of equipment under capital leases at June 30, 2002 and December 31, 2001. Accumulated depreciation and amortization for equipment under capital leases was $99,000 and $95,000 at June 30, 2002 and December 31, 2001, respectively. Depreciation expense for the six months ended June 30, 2002 and 2001 was $1,080,000 and $1,934,000, respectively. Amortization expense for purchased software, website and software development costs for the six months ended June 30, 2002 and 2001 was $199,000 and $259,000, respectively. Unamortized purchased software, website and software development costs was $508,000 and $672,000 at June 30, 2002 and December 31, 2001, respectively.

The components of accrued liabilities are as follows (in thousands):

	June 30, 2002	December 31, 2001
Accrued liabilities:
Compensation and benefits	$1,085	$1,124
Consulting and professional services	294	1,357
Restructuring (Note 7)	31	523
Other	730	817

	$2,140	$3,821

NOTE 3—RELATED PARTIES:

Investments in related parties

The Company owns 4.31% of the outstanding shares of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan (“LAJ”), and accounts for its investment under the equity method of accounting. The investment was written down to its fair value of $0 at December 31, 2001.

Licensing and reseller agreements with Liquid Audio Korea Co. Ltd., Liquid Audio Greater China and Liquid Audio South East Asia through the strategic partner were terminated in 2001. No revenue was recorded in the six months ended June 30, 2002 and $1,414,000 was recorded in the six months ended June 30, 2001.

Total business development revenue

Total business development revenues are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cyber Music Entertainment and strategic partner	$—	$—	$—	$946
Liquid Audio Greater China and strategic partner	—	468	—	468

	$—	$468	$—	$1,414

The total fees earned from Cyber Music Entertainment and Liquid Audio Greater China relate to software licensing and maintenance fees in the periods indicated.

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Comprehensive loss:
Net loss	$(5,642)	$(14,034)	$(10,535)	$(25,301)
Foreign currency translation adjustments	(32)	(3)	(25)	(49)
Unrealized gain on investments	—	—	—	6

	$(5,674)	$(14,037)	$(10,560)	$(25,344)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(5,642)	$(14,034)	$(10,535)	$(25,301)

Denominator:
Weighted average shares	22,738	22,602	22,724	22,572
Weighted average unvested common shares subject to repurchase	(1)	(9)	(1)	(9)

Denominator for basic and diluted calculation	22,737	22,593	22,723	22,563

Net loss per share:
Basic and diluted	$(0.25)	$(0.62)	$(0.46)	$(1.12)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Common stock options	2,604	3,233	2,604	3,233
Common stock warrants	748	875	748	875
Unvested common stock subject to repurchase	1	9	1	9

	3,353	4,117	3,353	4,117

NOTE 6—STRATEGIC MARKETING—EQUITY AGREEMENTS:

In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At June 30, 2002, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. At June 30, 2002, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the six months ended June 30, 2001, $61,000 was recognized as strategic marketing-equity instruments expense for the third warrant. At June 30, 2002, warrants to purchase 83,334 and 166,666 shares of common stock are outstanding and expire in September 2002 and 2003, respectively.

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

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and which was recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $96,000 was recognized as non-cash cost of net revenues in the six months ended June 30, 2001. Additionally, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $90,000 was recognized as non-cash cost of net revenues in the six months ended June 30, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $36,000 as non-cash cost of revenue in the six months ended June 30, 2002 related to the remaining warrants. Such warrants will be valued at the fair market value of the Company’s common stock on each reporting date. At June 30, 2002, warrants to purchase 116,654 shares of common stock are outstanding and expire in December 2005.

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

A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total
Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	—	523	—	523
Cash paid	—	(492)	—	(492)

Restructuring reserve balance at June 30, 2002	$—	$31	$—	$31

Remaining cash expenditures related to net lease expense due to the consolidation of facilities will be paid over the lease terms through the fourth quarter of 2002.

NOTE 8—CONTINGENCIES AND LEGAL PROCEEDINGS:

On July 23, 2002, MM Companies, Inc. (formerly musicmaker.com, Inc.) filed an action in Delaware Chancery Court against the Company, each member of the Company’s board of directors, and Alliance Entertainment Corp. The complaint alleges that the directors of the Company and Alliance violated their fiduciary duties by entering into the merger and approving the Merger Agreement, and that the Company’s directors further violated their fiduciary duties by making certain changes to the Company’s shareholders rights plan. Alliance is alleged to have aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. According to the complaint, the plaintiff is seeking, among other things, to (i) invalidate the Merger Agreement, (ii) prevent the Company or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of the Company or Alliance, or the self tender-offer, (iii) direct the Company’s board of directors to restore the “trigger” of the Company’s shareholders rights plan to 15%, (iv) prevent enforcement of the Company’s shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for the Company’s annual meeting, (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fee and experts’ fees. In connection with its complaint, MM Companies, Inc. filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MM Companies, Inc. withdrew its motion for a preliminary injuction and for expedited proceedings, and stated that it would file an amended complaint. To date, no amended complaint has been filed. If MM Companies, Inc. elects to pursue its claims in this matter, the Company intends to vigorously defend the action.

On May 30, 2002, musicmaker.com, Inc. filed an action in the Delaware Chancery Court to obtain certain stockholder information. The Company has since provided the requested stockholder information to musicmaker.com, Inc. and, as a result, this action is moot.

On May 3, 2002, musicmaker.com filed an action in the Delaware Chancery Court, pursuant to Title 8 Delaware Code section 211, seeking to compel the Company to hold an annual meeting of stockholders. The Company moved to dismiss on the grounds that the court lacked subject matter jurisdiction as 13 months had not elapsed since the Company’s last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the board of directors set July 1, 2002 as the date for the 2002 Annual meeting and the Company’s motion to dismiss was held in abeyance. On June 13, 2002, the Company publicly announced the execution of the original merger agreement and announced that, in light of the merger, the Company’s board of directors had determined to postpone the 2002 annual meeting. The next day, musicmaker.com filed an amended complaint requesting that the court order the Company to hold its annual meeting on July 1, 2002. The court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing and by Order dated July 24, 2002, the court granted the Company’s request that the annual meeting be scheduled for September 26, 2002 so that the vote on the election of directors and the vote on the issuance of the Company’s stock in the merger could proceed on the same day.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming the Company and certain of its officers and directors as defendants. Both actions related to the Company’s response to recent acquisition offers and purported to be class actions brought on behalf of the Company’s shareholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and the Company. The complaint alleges that defendants had breached their fiduciary duties owed to the Company’s shareholders in connection with the Company’s response to acquisition offers from Steel Partners II, LLP and an investor group formed by musicmaker.com, Inc. The complaint seeks, among other things, a court order barring the Company from adopting or maintaining measures that would make the Company less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, the Company has not responded to the complaint, nor has the court set a date for discovery cutoff or trial. The Company intends to vigorously defend the action. There is no assurance concerning the outcome of this action, or whether it will have a material effect on the Company’s financial condition or business operations.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against the Company in the United States District Court for the Western District of Washington (Seattle). The suit alleges that the Company infringes the claims of United States Patent No. 6,073,124. NCI requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The Company was served with the Complaint on November 2, 2001 and subsequently submitted its answer and included counterclaims.

        On August 23, 2001, the Company received a demand letter from a former employee’s legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the former employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against the Company and one of its former employees. The Company completed an investigation and believes that there is no merit to the former employee’s allegations. In May 2002, the parties entered into a final settlement regarding this matter. The settlement did not have a material impact on the Company’s financial position or results of operations.

On July 20, 2001, a putative securities class action, captioned Murowa Financial v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-6661, was filed against the Company, certain of the Company’s officers and directors (the “Individual Defendants”) and three underwriters in the Company’s initial public offering (the “IPO”), in the United States District Court for the Southern District of New York. The Complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 8, 1999 and December 6, 2000. Several complaints substantially identical to Murowa were later filed against the Company, the Individual Defendants, and several of the IPO underwriters in the Southern District of New York. These cases were consolidated under Civil Action No. 01-CV-6661. On April 19, 2002, an amended complaint was filed in this consolidated action, titled In re Liquid Audio, Inc. Initial Public Offering Securities Litigation. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering and secondary offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also contains claims against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend against such claims.

On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an amended complaint against one of the Company’s customers in the United States District Court for the Western District of Pennsylvania. The suit alleges that the Company’s customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. The Company has entered into an agreement with the Company’s customer agreeing to assume control of the defense and pay the defense costs, while reserving the Company’s rights as to indemnification obligations. The customer filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), the Company renegotiated its agreement with the Company’s customer concerning the defense of the case going forward. The Company has now ceded control of the defense of the case to the customer/Bertelsmann AG (the customer’s ultimate owner), and is splitting the costs of the defense with the customer/Bertelsmann AG. The Company is still reserving its rights as to indemnification issues. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on the claim construction and other pending matters.

NOTE 9—MERGER:

On June 12, 2002, the Company signed a definitive merger agreement with Alliance Entertainment Corp. (“Alliance”), a privately-held home entertainment product distribution, fulfillment and infrastructure company. On July 14, 2002, the Company and Alliance executed an amended and restated merger agreement that modified certain terms of the previously announced merger agreement.

April Acquisition Corp. was recently incorporated in Delaware solely for the purpose of the merger, and is a wholly-owned subsidiary of the Company. It does not conduct any business and has no material assets. Upon completion of the merger, April Acquisition Corp. will be merged with and into Alliance, and Alliance will continue as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. Upon completion of the merger, each outstanding share of Alliance common stock will be converted into the right to receive a number of shares of the Company’s stock which will result in the former stockholders of Alliance holding 74% of the outstanding voting power of the combined organization after the merger, without giving effect to any then outstanding options or warrants.

The Company and Alliance expect to complete the merger when all of the conditions to completions of the merger contained in the merger agreement have been satisfied or waived. The merger will become effective upon the filing of a certificate of merger with the Delaware Secretary of State under applicable Delaware law. The Company and Alliance are working toward satisfying the conditions to the merger, and hope to complete the merger as soon as practicable following the annual stockholder meeting, to be held on September 26, 2002.

In connection with the merger, the Company will make an offer to purchase 10,000,000 shares of its common stock at a purchase price of $3.00 per share. If more than 10,000,000 shares of the Company’s common stock are tendered, the Company will purchase 10,000,000 shares of its common stock on a pro rata basis from those stockholders tendering shares. The tender offer will expire on the day of the Company’s stockholder meeting. Consummation of the tender offer is conditioned upon, among other things, approval of the issuance of the Company’s stock in the merger by the Company’s stockholders at the annual stockholder meeting. The approval of the issuance of the Company’s stock in the merger will require the affirmative vote of a majority of the outstanding shares of the Company’s common stock voting at the annual stockholder meeting.

        The merger agreement provides that upon completion of the merger, the board of directors of the Company will be comprised of members designated by the Company to constitute one-third ( 1/3) of the board. Members designated by Alliance will constitute two-thirds ( 2/3) of the board.

The merger agreement provides that the Company and Alliance may agree by mutual written consent to terminate the merger agreement at any time before the completion of the. Under certain circumstances, either Alliance or the Company may unilaterally terminate the merger agreement. In certain of these circumstances, a termination fee will be payable by the Company to Alliance if the merger agreement is terminated. The amount of the termination fee will depend on the circumstances giving rise to the termination and may be up to $3,000,000. Under the terms of the merger agreement, the Company will pay a $3,000,000 termination fee to Alliance if:

•
the Company or Alliance terminates the merger agreement because the merger was not consummated by December 31, 2002, and within 12 months after such termination, the Company enters into a definitive agreement with respect to, or consummates, any acquisition proposal;

•
Alliance terminates the merger agreement because a “triggering event” occurred prior to the approval of the issuance of the Company’s stock in the merger by the required vote of the Company’s stockholders; or

•	the Company terminates the merger agreement because it enters into a definitive agreement related to an offer from a third party superior to the merger agreement.

Under the terms of the merger agreement, the Company will pay to Alliance a $1,000,000 termination fee in the event either Alliance or the Company terminates the merger agreement because the required vote of the Company’s stockholders for the issuance of the Company’s stock in the merger shall have not been obtained at a meeting of the Company’s stockholders or if Alliance or the Company terminates the merger agreement because the SEC shall have declined to grant an exemption from the requirements of Rule 102 of Regulation M in connection with the tender offer and the merger and counsel has not advised the Company that it may proceed in the absence of such exemption. If within 12 months after such termination, the Company enters into a definitive agreement with respect to, or consummates, any acquisition proposal, the Company will pay to Alliance an additional fee of $750,000. If within 6 months after such termination, the Company completes a liquidation or dissolution, the Company will pay to Alliance an additional fee of $750,000.

The Company also announced that its board of directors approved an amendment to its Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10 percent or more of the outstanding shares of the Company’s common stock. Prior to such amendment, the beneficial ownership threshold was 15 percent.

A Registration Statement on Form S-4 was filed with the SEC on July 23, 2002, setting forth the terms of the merger and putting up for vote the issuance of new shares of common stock and other routine matters at the Company’s annual meeting of stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “intend” or other similar words. These words, however, are not the exclusive means by which you can identify these statements. Examples of such forward-looking statements include, but are not limited to: statements about future expectations; statements containing projections of results of operations or of financial conditions; statements characterizing future events or circumstances; statements about the pending merger of the Company and Alliance Entertainment Crop. (the “Merger”) and statements about the market acceptance of our products and services. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to the costs and benefits associated with the Merger, the growth and viability of the digital music market, the adoption of security standards for digital music, the acceptance of our platform by consumers, our ability to obtain content and our history of losses. We have based all forward-looking statements included in Management’s Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth under the caption “Additional Factors Affecting Future Results” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission (“SEC”).

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

In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 24%, 7% and 6% of total net revenues in the six months ended June 30, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

Business development revenues as a percentage of total net revenues were 0%, 61% and 63% in the six months ended June 30, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. In 2001, we terminated our agreements with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner.

In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market develops. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We de-emphasized our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We continue to focus on software licensing and digital music delivery services that complement our secure digital download business. We support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. At June 30, 2002, we have a remaining $31,000 restructuring accrual balance related to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. This accrual will be paid over the lease terms through the fourth quarter of 2002.

On June 12, 2002, we signed a definitive merger agreement with Alliance Entertainment Corp. (“Alliance”), a privately-held home entertainment product distribution, fulfillment and infrastructure company. On July 14, 2002, we and Alliance executed an amended and restated merger agreement that modified certain terms of the previously announced merger agreement. We and Alliance believe that the combination of our two businesses will permit us to develop effective and efficient means to deliver services to our customers.

April Acquisition Corp. was recently incorporated in Delaware solely for the purpose of the merger, and is our wholly-owned subsidiary. It does not conduct any business and has no material assets. Upon completion of the merger, April Acquisition Corp. will be merged with and into Alliance, and Alliance will continue as the surviving corporation of the merger and our wholly-owned subsidiary. Upon completion of the merger, each outstanding share of Alliance common stock will be converted into the right to receive a number of shares of our stock which will result in the former stockholders of Alliance holding 74% of the outstanding voting power of the combined organization after the merger, without giving effect to any then outstanding options or warrants.

We and Alliance expect to complete the merger when all of the conditions to completions of the merger contained in the merger agreement have been satisfied or waived. The merger will become effective upon the filing of a certificate of merger with the Delaware Secretary of State under applicable Delaware law. We and Alliance are working toward satisfying the conditions to the merger, and hope to complete the merger as soon as practicable following the annual stockholder meeting, to be held on September 26, 2002.

In connection with the merger, we will make an offer to purchase 10,000,000 shares of our common stock at a purchase price of $3.00 per share. If more than 10,000,000 shares of our common stock are tendered, we will purchase 10,000,000 shares of our common stock on a pro rata basis from those stockholders tendering shares. The tender offer will expire on the day of our stockholder meeting. Consummation of the tender offer is conditioned upon, among other things, approval of the issuance of our stock in the merger by our stockholders at the annual stockholder meeting. The approval of the issuance of our stock in the merger will require the affirmative vote of a majority of the outstanding shares of the our common stock voting at the annual stockholder meeting.

The merger agreement provides that upon completion of the merger, our board of directors will be comprised of members designated by us to constitute one-third ( 1/3) of the board. Members designated by Alliance will constitute two-thirds ( 2/3) of the board.

The merger agreement provides that we and Alliance may agree by mutual written consent to terminate the merger agreement at any time before the completion of the merger. Under certain circumstances, either Alliance or we may unilaterally terminate the merger agreement. In certain of these circumstances, a termination fee will be payable by us to Alliance if the merger agreement is terminated. The amount of the termination fee will depend on the circumstances giving rise to the termination and may be up to $3.0 million. Under the terms of the merger agreement, we will pay a $3.0 million termination fee to Alliance if:

•
we or Alliance terminate the merger agreement because the merger was not consummated by December 31, 2002, and within 12 months after such termination, we enter into a definitive agreement with respect to, or consummate, any acquisition proposal;

•	Alliance terminates the merger agreement because a “triggering event” occurred prior to the approval of the issuance of our stock in the merger by the required vote of our stockholders; or

•	we terminate the merger agreement because we enter into a definitive agreement related to an offer from a third party superior to the merger agreement.

Under the terms of the merger agreement, we will pay to Alliance a $1.0 million termination fee in the event either Alliance or we terminate the merger agreement because the required vote of our stockholders for the issuance of our stock in the merger shall have not been obtained at a meeting of our stockholders or if Alliance or we terminate the merger agreement because the SEC shall have declined to grant an exemption from the requirements of Rule 102 of Regulation M in connection with the tender offer and the merger and counsel has not advised us that we may proceed in the absence of such exemption. If within 12 months after such termination, we enter into a definitive agreement with respect to, or consummate, any acquisition proposal, we will pay to Alliance an additional fee of $750,000. If within 6 months after such termination, we complete a liquidation or dissolution, we will pay to Alliance an additional fee of $750,000.

We also announced that our board of directors approved an amendment to our Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10 percent or more of the outstanding shares of our common stock. Prior to such amendment, the beneficial ownership threshold was 15 percent.

A Registration Statement on Form S-4 was filed with the SEC on July 23, 2002, setting forth the terms of the merger and putting up for vote the issuance of new shares of common stock and other routine matters at our annual meeting of stockholders.

We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of June 30, 2002 we had an accumulated deficit of approximately $121.6 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2003. Our revenues may not increase or even continue at their current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. The digital music market may never develop to the extent that we are able to generate positive cash flows. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
License	26%	19%	27%	18%
Services	74	35	73	29
Business development (related party)	—	46	—	53

Total net revenues	100	100	100	100

Cost of net revenues:
License	56	12	63	11
Services	115	36	106	40
Non-cash cost of revenue	24	10	24	7

Total cost of net revenues	195	58	193	58

Gross profit (loss)	(95)	42	(93)	42

Operating expenses:
Sales and marketing	679	299	763	287
Non-cash sales and marketing	(21)	(7)	(7)	(2)
Research and development	1,930	462	2,076	371
Non-cash research and development	2	(3)	3	(1)
General and administrative	1,262	301	1,053	234
Non-cash general and administrative	—	(2)	—	(1)
Strategic marketing-equity instruments	—	33	—	24
Restructuring	—	358	—	137

Total operating expenses	3,852	1,441	3,888	1,049

Loss from operations	(3,947)	(1,399)	(3,981)	(1,007)
Other income (expense), net	211	114	297	106
Net loss in equity investment	—	(86)	—	(41)

Net loss	(3,736)%	(1,371)%	(3,684)%	(942)%

Three Months Ended June 30, 2002 and 2001

Total Net Revenues

Total net revenues decreased 85% to $151,000 for the three months ended June 30, 2002 from $1.0 million in the comparable period of 2001.

License.    License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 79% to $40,000 for the three months ended June 30, 2002 from $194,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software licensing.

        Services.    Services revenues primarily consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 69% to $111,000 for the three months ended June 30, 2002 from $362,000 in the comparable period of 2001. This decrease was due to decreases in encoding services, promotion and advertising services, Liquid Muze Previews service and hosting fees.

Business Development (Related Party).    Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased to $0 for the three months ended June 30, 2002 from $468,000 in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Greater China. We do not expect to derive significant revenue from business development arrangement in the foreseeable future.

In the three months ended June 30, 2002, approximately 12% of total net revenues came from sales to one customer, Country Music Hall of Fame. In the three months ended June 30, 2001, approximately 47% of total net revenues came from sales to one customer, Liquid Audio Greater China. International revenues represented approximately 14% and 48% of total net revenues in the three months ended June 30, 2002 and 2001, respectively.

Total Cost of Net Revenues

Our gross profit (loss) decreased to approximately (95)% of total net revenues for the three months ended June 30, 2002 from approximately 42% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 50% to $294,000 in the 2002 period from $590,000 in the 2001 period.

License.    Cost of license revenues primarily consists of royalties paid for third-party technology. Cost of license revenues decreased 34% to $84,000 for the three months ended June 30, 2002 from $128,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues and product mix differences, partially offset by royalties for additional third-party technologies.

Services.    Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 52% to $174,000 for the three months ended June 30, 2002 from $364,000 in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel from 28 to 8 due to our corporate restructuring.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment (“BMG”) to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $49,000 was recognized as non-cash cost of revenues in the three months ended June 30, 2001. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested, based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $55,000 was recognized as non-cash cost of revenues for the three months ended June 30, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $36,000 as non-cash cost of revenue in the three months ended June 30, 2002 related to the remaining warrants. Such warrants are valued at the fair market value of our common stock at each vesting date. Stock compensation expense for customer service, encoding and professional services personnel were $0 and $(6,000) in the three months ended June 30, 2002 and 2001, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 66% to $1.0 million for the three months ended June 30, 2002 from $3.1 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of sales and marketing personnel from 59 to 19 due to our corporate restructuring and expense management initiatives, advertising and promotional programs.

Research and Development.    Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 38% to $2.9 million for the three months ended June 30, 2002 from $4.7 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel from 88 to 51 and outside contractors due to our corporate restructuring and expense management initiatives.

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 38% to $1.9 million for the three months ended June 30, 2002 from $3.1 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel from 31 to 17 and outside contractors due to our corporate restructuring and expense management initiatives.

Strategic Marketing—Equity Instruments.    Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $0 and $340,000 in the three months ended June 30, 2002 and 2001, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the three months ended June 30, 2001, $0, $0 and $45,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc. (“Virgin”), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and recognized ratably over the one-year term of the agreement. As a result, $295,000 was recognized as strategic marketing-equity instruments expense in the three months ended June 30, 2001.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to June 30, 2002 was $3.5 million. We recognized $(28,000) and $(119,000) of stock compensation expense for the three months ended

June 30, 2002 and 2001, respectively. We expect quarterly amortization related to those options to be between $5,000 and $3,000 per quarter during the remainder of 2002. These future compensation charges would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

Restructuring.    Restructuring charge relates to costs associated with our corporate restructuring program adopted in May 2001. The $3.7 million charge in the three months ended June 30, 2001 consists of involuntary employee separation costs of $1.1 million, lease costs of $824,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce, and asset impairment costs of $1.7 million for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines, reductions in workforce and excess facilities.

Other Income (Expense), Net.    Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $318,000 for the three months ended June 30, 2002 from $1.2 million in the comparable period of 2001. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Loss in Equity Investment.    Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $0 and $881,000 for the three months ended June 30, 2002 and 2001, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001.

Six Months Ended June 30, 2002 and 2001

Total Net Revenues

Total net revenues decreased 89% to $286,000 for the six months ended June 30, 2002 from $2.7 million in the comparable period of 2001.

License.    License revenues decreased 84% to $76,000 for the six months ended June 30, 2002 from $484,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software and technology licensing.

Services.    Services revenues decreased 73% to $210,000 for the six months ended June 30, 2002 from $787,000 in the comparable period of 2001. This decrease was due to decreases in encoding services, kiosk-related equipment sales, promotion and advertising services and Liquid Muze Previews service in the 2001 period.

Business Development (Related Party).    Business development revenues decreased to $0 for the six months ended June 30, 2002 from $1.4 million in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Japan and Liquid Audio Greater China.

Total Cost of Net Revenues

Our gross profit (loss) decreased to approximately (93)% of total net revenues for the six months ended June 30, 2002 from approximately 42% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 64% to $552 for the six months ended June 30, 2002 from $1.5 million in the comparable period of 2001.

License.    Cost of license revenues decreased 37% to $181,000 for the six months ended June 30, 2002 from $287,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues and product mix differences, partially offset by royalties for additional third-party technologies.

Services.    Cost of services revenues decreased 72% to $302,000 for the six months ended June 30, 2002 from $1.1 million in the comparable period of 2001. The decrease in cost of services revenues was due the reduction in the number of encoding, customer service and professional services personnel and kiosk-related equipment due to our corporate restructuring.

Non-Cash Cost of Revenues.    Non-cash cost of revenues were $69,000 for the six months ended June 30, 2002 and $181,000 in the comparable period of 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased 72% to $2.2 million for the six months ended June 30, 2002 from $7.7 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

Research and Development.    Research and development expenses decreased 40% to $5.9 million for the six months ended June 30, 2002 from $10.0 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

General and Administrative.    General and administrative expenses decreased 52% to $3.0 million for the six months ended June 30, 2002 from $6.3 million in the comparable period of 2001. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives, and lower legal fees related to patent infringement claims against us (see Part II, Item 1 “Legal Proceedings”).

Strategic Marketing—Equity Instruments.    Strategic marketing-equity instruments expense was $0 for the six months ended June 30, 2002 and $652,000 in the comparable period in 2001.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    We recognized $(12,000) and $(96,000) of non-cash sales and marketing, research and development and general and administrative expenses for the six months ended June 30, 2002 and 2001, respectively.

Restructuring.    Restructuring charge was $0 and $3.7 million for the six months ended June 30, 2002 and 2001, respectively.

Other Income (Expense), Net.    Other income (expense), net decreased to $851,000 for the six months ended June 30, 2002 from $2.8 million in the comparable period of 2001. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Net Loss in Equity Investment.    Net loss in equity investment was $0 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock in July 1999 and December 1999 respectively, and $29.8 million through the sale of our preferred stock through September 1998. At June 30, 2002, we had approximately $81.0 million of cash and cash equivalents.

Net cash used in operating activities was $10.4 million and $19.0 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used for operating activities in the 2002 period was primarily the result of net losses from operations, depreciation and amortization of $1.3 million, amortization of unearned compensation of $(13,000), non-cash cost of revenue of $69,000 and a net decrease in working capital items of $1.2 million. The net decrease in working capital items include a decrease in accounts receivable of $15,000, decrease in other assets of $471,000, increase in accounts payable of $3,000, decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $13,000. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations, depreciation and amortization of $2.2 million, amortization of unearned compensation of $(101,000), strategic marketing–equity instruments charges of $652,000, non-cash cost of revenue of $186,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.1 million, loss in equity investment of $1.1 million, loss on disposal of and write-down of property and equipment of $1.7 million and a net decrease in working capital items of $542,000. The net decrease in working capital items include an increase in accounts receivable of $122,000, decrease in other assets of $176,000, decrease in accounts payable of $1.0 million, increase in accrued liabilities of $457,000 and a decrease in deferred revenue of $250,000.

Net cash provided by (used in) investing activities was $(67,000) and $26.6 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities in the 2002 period was primarily due to acquisition of property and equipment. Net cash provided by investing activities in the 2001 period was primarily due to net sales of short-term investments of $27.4 million, partially offset by acquisition of property and equipment of $689,000.

Net cash used in financing activities was $112,000 and $211,000 for the six months ended June 30, 2002 and 2001, respectively. The net cash used in financing activities for both periods is due primarily to payments made under our equipment loan and capital leases.

We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility were repayable in monthly installments over three years and bore interest at the bank’s prime interest rate plus 0.25%. Borrowings were collateralized by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through June 30, 2002, and no amounts are outstanding as of June 30, 2002. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $6.4 million, net of rental income of $21,000, as of June 30, 2002 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $376,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank’s prime rate. The principal is due on December 31, 2003, with quarterly interest payments. The terms of the strategic related partner note payable require us to make quarterly interest payments. At June 30, 2002, we were not in compliance with the interest payment requirement. We are currently applying for a waiver from the strategic related partner with respect to our non-compliance with making quarterly interest payments. To obtain a waiver, we may have to make payments of all interest due to date and additional default interest of 10% on unpaid amounts outstanding, which has been accrued at June 30, 2002. As a result of our default of these payments, the strategic related partner has a right to accelerate payment of all amounts outstanding under the note payable and demand immediate full payment of all amounts due, including outstanding interest and penalties. Accordingly, we have classified the outstanding balance under the note payable as a current liability. If we are successful in obtaining a waiver from the strategic partner, then the note payable will be reclassified as a long-term liability.

In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We terminated our relationships with these partners in 2001. Consequently, we do not expect additional revenue or cash payments will be generated from them. At June 30, 2002, we held 4.31% of the outstanding stock of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan, and had written down our investment to $0 under the equity method of accounting.

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

Future payments due under debt and lease obligations as of June 30, 2002 are as follows (in thousands):

	Note Payable to Related Party	Equipment Loan	Capital Leases	Operating Leases	Total
2002	$376	$—	$12	$1,202	$1,590
2003	—	—	—	2,100	2,100
2004	—	—	—	2,163	2,163
2005	—	—	—	904	904

	$376	$—	$12	$6,369	$6,757

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

Market Risk

No material changes exist to our market risk during the six months ended June 30, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2001 filed with the SEC.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 29, 2002 and our Registration Statement on Form S-4 filed July 23, 2002. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment. References to the “combined organization” in this section entitled “Additional Factors Affecting Future Results” refer to Liquid Audio, Inc. and Alliance Entertainment Corp. as a combined entity following the proposed merger between the two companies, as more fully described under “Item 2—Management’s Discussion of Financial Condition and Results of Operations.”

If the Merger with Alliance Does Not Occur, We Will Not Receive the Expected Benefits of the Merger

The completion of the merger is subject to a number of conditions, including the approval of both our and Alliance stockholders. If one of the conditions to complete the merger is not satisfied or waived, then the merger may not be completed.

If the merger is not completed, the expected benefits of the merger will not be realized. In addition, in anticipation of the completion of the merger, we have implemented certain changes to our business operations, including a reduction in our workforce. As a result, if the merger is not completed, we may not have sufficient employees to continue our current operations. Failure to complete the merger could have a material adverse effect on our future business, financial condition and operating results.

In the event that the proposed merger with Alliance is terminated by us or if our stockholders fail to approve the proposed merger, we may be obligated to pay a termination fee of up to $3.0 million.

The Combined Organization May Not Realize the Expected Benefits from the Merger and the Market Price of Our Stock May Decline as a Result of the Merger

We believe that the merger of Alliance and us will result in benefits to the combined organization that outweigh the costs and expenses related to the merger and increase stockholder value. Achieving these benefits, however, will depend on a number of factors, including:

•	effectively and efficiently integrating the operations, information systems and personnel of the two companies to achieve operating efficiencies;

•	beneficially exploiting the increased complexity and diversity of operations of the combined organization;

•	retaining key management, marketing, sales and technical personnel;

•	averting the potential diversion of management’s attention from other business concerns to the combination of the companies;

•	retaining key customers;

•	increasing the combined organization’s customer base and product sales;

•	keeping step with industry trends and technological advances;

•	adjusting to changing market conditions;

•	successfully pursuing anticipated revenue opportunities in emerging channels of distribution; and

•	effectively addressing unanticipated problems or legal liabilities.

In addition, successful integration of the operations of us and Alliance may place a significant burden on the management and internal resources of the combined organization. The diversion of management’s attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the future business, financial condition and operating results of the combined organization.

Our Stockholders May Not Realize a Benefit from the Merger Commensurate with the Ownership Dilution They Will Experience in Connection with the Merger

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. In connection with the merger, we will issue shares of our stock representing 74% of our voting power following the merger. In addition, the exercise of options assumed by us in the merger will further dilute the ownership interests of our current stockholders.

The Tender Offer and the Merger Will Require Substantial Expenditures

We estimate that we will incur aggregate pre-tax costs of approximately $6.6 million associated with the merger, as well as severance costs relating to employees, in addition to the $30 million that will be paid upon completion of the tender offer, assuming that 10 million shares of our common stock are tendered. In addition, the combined organization expects to incur certain costs in connection with the integration of the two companies. Such costs cannot now be reasonably estimated, because they depend on future decisions to be made by management of the combined organization, but they could be material. These costs and expenses will affect results of operations in the quarter in which the merger is completed. Even if the merger is not completed, we will incur our portion of these total costs and expenses, other than the cost of paying the consideration for shares of our common stock tendered in the tender offer. Additionally, if the merger is terminated, we will incur termination fees under certain conditions. See “If the Merger with Alliance Does Not Occur, We Will Not Receive the Expected Benefits of the Merger.”

The Nasdaq National Market May Delist Our Common Stock Following the Merger

The Nasdaq staff may determine that the proposed merger would constitute a “reverse merger” under National Association of Securities Dealers Rule 4330(f). Following the announcement of the merger in June 2002, we received correspondence from the Nasdaq staff indicating that the staff believes that the merger may result in a change of control that would require us to submit an initial listing application following the consummation of the merger and, at the time of the application, meet all of the criteria applicable to a company initially requesting inclusion in The Nasdaq National Market. The Nasdaq staff has subsequently indicated that it intends to find that the merger will result in a change of control and that it will constitute a reverse merger. If the Nasdaq staff determines that a change of control has occurred, we will be required to satisfy the requirements, for initial inclusion on The Nasdaq National Market in order for our common stock to remain listed on The Nasdaq National Market. Currently, we would not satisfy these requirements, and it is unlikely such requirements will be satisfied following the consummation of the merger. If we do not meet these requirements upon completion of the merger, we anticipate that our common stock will be delisted from The Nasdaq National Market following the completion of the merger. If we are delisted from The Nasdaq National Market System, we may be allowed to transfer our securities from The Nasdaq National Market to The Nasdaq SmallCap Market.

Any of the foregoing may adversely impact our stock price, as well as our liquidity and the ability of our stockholders to purchase and sell our shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

We Have Never Been Profitable, and Alliance Has Recently Incurred Net Losses, and You Cannot Be Sure that We or the Combined Organization Will Achieve Profitability

In each of the years we have been in business, we have experienced net losses. Our net losses were approximately $33.7 million and $37.2 million in 2000 and 2001, respectively, and $10.5 million for the six months ended June 30, 2002. Alliance had net income for the year ended December 31, 2001 but experienced a net loss of approximately $1.0 million for the three months ended March 31, 2002. We expect that our business will continue to incur net losses for the remainder of the 2002 fiscal year. There can be no assurance that our business or the combined organization will achieve profitability.

Several of Our Customers Might Have Difficulty Meeting Their Payment Obligations to Us

As of June 30, 2002, 70% or $327,000 of our accounts receivable from third parties were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by such companies. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our operating results will be harmed.

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

We Depend on Proprietary Rights to Develop and Protect Our Technology

Our success and ability to compete substantially depends on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We hold sixteen existing patents and currently have twelve patents pending in the United States and eleven patents pending in other countries. Our existing patents expire between October 2015 and March 2019. We have had claims allowed on none of our patent applications. We are presently pursuing the registration of our trademarks. Our patent applications or trademark registrations in the United States may not be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations in the United States are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

The primary forms of intellectual property protection for our products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis. To date, we have applied for eleven patents outside the United States. Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized countries such as China and Brazil, two countries in which we do business, for inadequate intellectual property protection. If our intellectual property is infringed in any country in which we do business without a high level of intellectual property protection, our business and operating results could be harmed.

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

Because we digitally deliver recorded music and other music products to third parties, the we might be subject to litigation based on claims of negligence, copyright, trademark infringement, patent infringement or other intellectual property rights. In the past, these types of claims have been brought, sometimes successfully, against our competitors and, in particular, providers of online products and services. Others could also sue us for the content that is accessible from our website through links to other websites. These claims might include, among others, claims that by hosting, directly or indirectly, the websites of third parties, we are liable for copyright or trademark infringement or other wrongful actions by these third parties through these websites. With respect to distribution of video and music product generally, substantially all such products sold are subject to copyright laws and licenses that limit the manner and geographic area in which these products may be sold and provide royalties to the copyright owners. Any sales of these products in violation of these laws and licenses by anyone in the chain of distribution, including our suppliers, may subject us to monetary damages and confiscation of the products. Our insurance may not adequately protect us against these types of claims and, even if these claims do not result in liability, we could incur significant costs and diversion of management resources in investigating and defending against these claims, which could harm our business.

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

Additionally, Muze, Inc. has sued Alliance alleging that Alliance’s marketing of the AMG business violates California’s unfair business practice statutes and federal antitrust law. We cannot estimate the total potential liability to which the combined organization might be exposed as a result of these suits. If these suits result in a judgment against Alliance, its business and results of operations, and that of the combined organization, could be materially adversely affected.

The Growth of Our Business is Dependent on Development of Devices that Play Digitally Downloaded Music that Achieve Mass Customer Acceptance.

The market for digitally recorded music delivered over the Internet is relatively new and may not achieve mass customer acceptance. Several consumer electronics companies have introduced devices that allow digital music delivered over the Internet to be played away from the personal computer. However, if additional devices such as wireless broadband devices and in-home connected set-top boxes are not developed or do not achieve mass customer acceptance or our products and services are incompatible with these devices, our business may not grow or could be otherwise harmed.

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

Our Business Might Be Harmed if Challenges Against Intellectual Property Laws by New Digital Music Delivery Technologies Are Successful

New music sharing technologies allowing users to locate and download copies of digital music stored on the hard drives of other users without payment have been introduced into the market. Because some digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source of ownership of digital recordings, users are able to download copies of copyrighted recorded music over the Internet without being required to compensate the owners of these copyrights. These downloads are a significant concern to record companies and artists. The Recording Industry Association of America has filed a suit seeking a permanent injunction against the use of these file-sharing technologies for exchange of copyrighted works. Several recording artists have also taken legal action against companies providing music sharing technology. If the injunction is denied, and it is determined that this file sharing technology is non-infringing, record companies and artists may limit their use of the Internet to sell and distribute their copyrighted materials. Even if the technology is determined to be infringing, it may be difficult to prevent this type of file sharing because of the non-centralized character of these technologies. As long as digital music copies are available through file sharing without payment, legally or illegally, consumers may choose not to pay for downloads from retail and other music delivery sites in our Liquid Music Network, which could harm our business and results of operations.

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

We Might Not Have Sufficient Content to Attract Consumers if Artists and Record Labels Are Not Satisfied That They Can Profitably Digitally Deliver Their Music Over the Internet or if Record Labels Enter Into License Agreements with Our Competitors

Our success depends on our ability to aggregate a sufficient amount and variety of digital recorded music for syndication. We currently do not create our own content; rather, we rely on record companies and artists for digital recorded music to be syndicated using our distribution platform. We believe record companies will remain reluctant to distribute their recorded music digitally unless they are satisfied that the digital delivery of their music over the

Internet will result in overall profitability. If record companies do not believe that recorded music can be profitably delivered over the Internet or that such delivery will cannibalize sales through other channels, they may not allow the digital distribution of their recorded music and we might not have sufficient content to attract consumers. If we cannot offer a sufficient amount and variety of digital recorded music for syndication, our business will be harmed.

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

We may not be successful in effectively using new technologies, developing new products or services, ascertaining customer demand or enhancing our existing products or services on a timely basis. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Finally, we may not succeed in adapting our services to new technologies as they emerge.

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

Our Products and Services Might Contain Errors

We offer complex products and services that may contain undetected errors when first introduced or when new versions are released. If we market products and services that have errors or that do not function properly, then we may experience negative publicity, loss of or delay in market acceptance, or claims against us by customers, any of which might harm our business and results of operations.

System Failures or Delays Might Harm Our Business

Our operations depend on our ability to protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our corporate headquarters are located in northern California. California has experienced power outages due to a shortage in the supply of power within the state. Although we maintain a comprehensive disaster recovery plan, if the power outages recur or increase in severity, they could disrupt our operations. Interruptions or slowdowns in our services have resulted from the failure of our telecommunications providers to supply the necessary data communications capacity in the time frame we required, as well as from deliberate acts. Despite precautions we have taken, unanticipated problems affecting our systems could in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our software or hardware due to an increase in the volume of products and services delivered through our servers. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies, and our business and results of operations might be harmed.

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

Our Rights Plan May Impede Or Discourage a Takeover, Which Could Lower Our Stock Price

Our board of directors has approved a shareholders rights plan, which was amended recently on July 14, 2002. The rights will become exercisable the tenth day after a person or group announces acquisition of 10% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 10% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 10% or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price. The rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the board of directors. As a result, the rights could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Government Regulation and Imposition of Sales and Other Taxes On E-Commerce Transactions Might Hinder E-Commerce

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

The growing use of the Internet has also burdened the existing telecommunications infrastructure and has caused interruptions in telephone service. Telephone carriers have petitioned the government to regulate the Internet and impose usage fees on Internet service providers. Any regulations of this type could increase the costs of using the Internet and impede its growth, which could in turn decrease the demand for our services or otherwise harm our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On July 23, 2002, MM Companies, Inc. (formerly musicmaker.com, Inc.) filed an action in Delaware Chancery Court against us, each member of our board of directors, and Alliance Entertainment Corp. The complaint alleges that the directors of Liquid Audio and Alliance violated their fiduciary duties by entering into the merger and approving the Merger Agreement, and that our directors further violated their fiduciary duties by making certain changes to our shareholders rights plan. Alliance is alleged to have aided and abetted the alleged breaches of fiduciary duty by the Liquid Audio directors. According to the complaint, the plaintiff is seeking, among other things, to (i) invalidate the Merger Agreement, (ii) prevent us or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of Liquid Audio or Alliance, or the self tender-offer, (iii) direct our board of directors to restore the “trigger” of our shareholders rights plan to 15%, (iv) prevent enforcement of our shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for our annual meeting, (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fee and experts’ fees. In connection with its complaint, MM Companies, Inc. filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MM Companies, Inc. withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. To date, no amended complaint has been filed. If MM Companies, Inc. elects to pursue its claims in this matter, we intend to vigorously defend the action.

On May 30, 2002, musicmaker.com, Inc. filed an action in the Delaware Chancery Court to obtain certain stockholder information. We have since provided the requested stockholder information to musicmaker.com, Inc. and, as a result, this action is moot.

On May 3, 2002, musicmaker.com filed an action in the Delaware Chancery Court, pursuant to Title 8 Delaware Code section 211, seeking to compel us to hold an annual meeting of stockholders. We moved to dismiss on the grounds that the court lacked subject matter jurisdiction as 13 months had not elapsed since our last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the board of directors set July 1, 2002 as the date for the 2002 Annual meeting and our motion to dismiss was held in abeyance. On June 13, 2002, we publicly announced the execution of the original merger agreement and announced that, in light of the merger, our board of directors had determined to postpone the 2002 annual meeting. The next day, musicmaker.com filed an amended complaint requesting that the court order us to hold our annual meeting on July 1, 2002. The court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing and by Order dated July 24, 2002, the court granted our request that the annual meeting be scheduled for September 26, 2002 so that the vote on the election of directors and the vote on the issuance of our stock in the merger could proceed on the same day.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our shareholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and us. The complaint alleges that defendants had breached their fiduciary duties owed to our shareholders in connection with our response to acquisition offers from Steel Partners II, LLP and an investor group formed by musicmaker.com, Inc. The complaint seeks, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, we have not responded to the complaint, nor has the court set a date for discovery cutoff or trial. We intend to vigorously defend the action. There is no assurance concerning the outcome of this action, or whether it will have a material effect on our financial condition or business operations.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against us in the United States District Court for the Western District of Washington (Seattle). The suit alleges that we infringe the claims of United States Patent No. 6,073,124. NCI requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the Complaint on November 2, 2001 and subsequently submitted our answer and included counterclaims.

On August 23, 2001, we received a demand letter from a former employee’s legal counsel alleging claims for sexual harassment and retaliation. On September 13, 2001, the former employee filed a charge with the California Department of Fair Employment and Housing alleging such claims against us and one of our former employees. We completed an investigation and believe that there is no merit to the former employee’s allegations. In May 2002, the parties entered into a final settlement regarding this matter. The settlement did not have a material impact on our financial position or results of operations.

On July 20, 2001, a putative securities class action, captioned Murowa Financial v. Liquid Audio, Inc. et al., Civil Action No. 01-CV-6661, was filed against us, certain of our officers and directors (the “Individual Defendants”) and three underwriters in our initial public offering (the “IPO”), in the United States District Court for the Southern District of New York. The Complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Several complaints substantially identical to Murowa were later filed against us, the Individual Defendants, and several of the IPO underwriters in the Southern District of New York. These cases were consolidated under Civil Action No. 01-CV-6661. On April 19, 2002, an amended complaint was filed in this consolidated action, titled In re Liquid Audio, Inc. Initial Public Offering Securities Litigation. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering and secondary offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also contains claims against us and certain of our directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. We believe that we have meritorious defenses to the claims and intend to vigorously defend against such claims.

On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an amended complaint against one of our customers in the United States District Court for the Western District of Pennsylvania. The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer agreeing to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with our customer concerning the defense of the case going forward. We have now ceded control of the defense of the case to the customer/Bertelsmann AG (the customer’s ultimate owner), and are splitting the costs of the defense with the customer/Bertelsmann AG. We are still reserving our rights as to indemnification issues. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on the claim construction and other pending matters.

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

From the time of receipt through June 30, 2002, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

On July 14, our board of directors approved an amendment to our Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10 percent or more of the outstanding shares of our common stock. Prior to such amendment, the beneficial ownership threshold was 15 percent.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of securities holders during the quarter ended June 30, 2002.

ITEM 5.     OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has ratified and approved the engagement of, and terms of engagement of, PricewaterhouseCoopers LLP for the following non-audit services: (1) assistance with tax compliance and the preparation of federal and state income tax returns; and (2) financial due diligence in connection with our proposed merger with Alliance Entertainment Corp.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Exhibit Title

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 14, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (9)

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (4)

4.1
Preferred Stock Rights Agreement, dated as of August 7, 2001, between Liquid Audio, Inc. and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (6)

4.2	Specimen Common Stock Certificate of Registrants (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

4.4	First Amendment to the Preferred Stock Rights Agreement, dated as of July 14, 2002 (8)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)

10.5+	Software Cross License Agreement with Adaptec, Inc. dated June 12, 1998 (1)

10.6	Form of Liquid Music Network Agreement (1)

10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)

10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)

10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)

10.10+	Patent License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)

Exhibit No.	Exhibit Title

10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)

10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)

10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)

10.17	Founders Restricted Stock Purchase Agreement (with amendments) with Gerald W. Kearby dated April 25, 1996 (1)

10.18	Founders Restricted Stock Purchase Agreement (with amendments) with Philip R. Wiser dated April 25, 1996 (1)

10.19	Founders Restricted Stock Purchase Agreement (with amendments) with Robert G. Flynn dated April 25, 1996 (1)

10.20	Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing Incorporated dated as of October 15, 1996 (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.22	Loan and Security Agreement with Silicon Valley Bank dated April 16, 1998 (1)

10.23	Loan and Security Agreement with Silicon Valley Bank dated November 16, 1998 (1)

10.24	Lease Agreement with Master Lease, a Division of Tokai Financial Services, dated March 3, 1998 (1)

10.25	Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated February 16, 1999, for property located at 2221 Broadway, Redwood City, California (1)

10.26	Lease and Service Agreement with Alliance Business Centers, dated August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York (1)

10.27	Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut (1)

10.28	Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California (1)

10.29	Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California (1)

10.30+	Software Reseller Agreement with Liquid Audio Japan, dated as of August 9, 1998 (1)

10.31+	Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc., ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999 (1)

10.32	Loan Agreement with Super Factory, Inc., dated March 31, 1999 (1)

10.33+	Share Sale and Purchase and Option Agreement with Super Stage, Inc., dated March 31, 1999 (1)

10.34+	Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.35+	Software Reseller and Services Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.36	Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.37	Reserved

10.38	Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31, 1998 (1)

10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)

10.40	Liquid Remote Inventory Fulfillment Systems™(1)

10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.43	Online Program Agreement with Muze, Inc., dated as of February 9, 1999 (1)

10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)

10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999(1)

10.46	Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997 (1)

10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)

10.48	Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California (2)

Exhibit No.	Exhibit Title

10.49+	Amended and Restated License Agreement with Liquid Audio Japan, Inc., dated January 1, 2000 (3)

10.50	2000 Nonstatutory Stock Option Plan (4)

10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)

10.52	Voting and Conversion Agreement, dated as of June 12, 2002, between AEC Associates LLC and Liquid Audio, Inc. (10)

10.53	Amendment to the Voting and Conversion Agreement, dated as of June 12, 2002 (9)

10.54	Employment Agreement for Robert G. Flynn (9)

10.55	Employment Agreement for Gerald W. Kearby (9)

11.1	Statement regarding computation of per share earnings (7)

24.1	Power of Attorney (contained in the signature page to this report)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes Oxley Act Of 2002

+	confidential treatment received as to certain portions
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

(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001
(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(8)	incorporated by reference to Exhibits of the Form 8-A12G/A filed with the Securities and Exchange Commission on July 16, 2002
(9)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2002
(10)	incorporated by reference to the Registration Statement on Form S-4 and all amendments thereto, Registration No. 33396925, filed with the Securities and Exchange Commission on July 23, 2002

(b)    Reports on Form 8-K

On June 13, 2002, we filed a report on Form 8-K which announced that we and Alliance Entertainment Corp. have signed a definitive merger agreement. A copy of the merger agreement was attached and incorporated by reference therein.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002	LIQUID AUDIO, INC.

/s/ GERALD W. KEARBY
Gerald W. Kearby President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL R. BOLCEREK
Michael R. Bolcerek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)