Form 10-K/A
period 2001-12-31
LIQUID AUDIO INC
filed 2002-09-10
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

We provide an open platform that enables the digital delivery of media over the Internet. Our software products and services are designed to give artists and record companies the ability to create, syndicate and sell recorded music with copy protection and copyright management through websites and retailers. Through our Liquid Music Network, a network of third party music related websites, OEMs, and retailers, we help artists and record companies distribute, promote and sell their recorded music. From the growing catalog of syndicated music which is available through our Liquid Music Network affiliates and online stores using our Retail Integration and Fulfillment System (“RIFFS”), and Liquid Store, consumers can preview and purchase digital music. Consumers then can transfer downloaded music to recordable compact discs and to digital audio devices manufactured by consumer electronics companies. Our solution is based on an open technical architecture that is designed to support multiple leading digital music formats, including Liquid Audio, MP3 and Microsoft Windows Media. Numerous record companies and recording artists have used our distribution system to sell music, including labels such as Atlantic Records, BMG Entertainment, EMI Music Group, Sup Pop Records, Warner Music Group and Zomba Records Group, and artists such as Backstreet Boys, Enya, Mick Jagger, Jewel, matchbox twenty and ‘N SYNC, although such services have not, to date, resulted in significant revenues.

Contractual arrangements between us and our related parties, Liquid Audio Korea, Liquid Audio Greater China, Liquid Audio South East Asia and Liquid Audio Japan resulted in approximately 61%, 63% and 48% of our revenues in 2001, 2000 and 1999, respectively. Each of such related party contracts has been terminated due to nonpayment by the customers as a result of their lack of financial resources and we will not receive additional revenues from such parties in the future. Although we have not yet successfully generated significant revenues from third party customers, we continue to pursue our strategy of providing secure digital music delivery distribution of major label and independent music content to retail and consumer electronics and personal computer manufacturers through our Liquid Music Network and through the licensing of our Liquid Player and server technologies. We have not historically generated significant revenue from these business activities and it is uncertain whether these activities will be successful in generating sufficient revenue in the future to fund our operations. Our efforts to create a successful business plan have been materially adversely impacted by the growth and pervasiveness of free music sharing from companies such as Napster, Kazaa, Morpheus and WinMX and from the lack of complete and compelling catalogs of music content from our content partners. We cannot be sure that we will be able to overcome the obstacles presented by these factors to develop a profitable business but we believe that the strategy outlined below will position us for growth opportunities in the future.

The Liquid Audio Platform

We provide a variety of products and services to enable the publication and distribution, syndication, promotion and sale of downloadable digital music files over the Internet:

•
Publication and Distribution.    We offer services to encode content as secure digital music files and have the ability to encode approximately 20,000 individual music samples per day. Our system hosts digital music files and distributes them through a network of music websites and a digital music subscription service.

•	Syndication. Our distribution system syndicates music content to a network of leading retail, music and original equipment manufacturer (“OEM”) websites.

•
Promotion and Sale.    We offer services to manage the secure promotion, transfer and sale of digital music, including reporting on digital music sales. Our Liquid Player software, a desktop software application, allows the consumer to preview, purchase and download digital recorded music. Our Liquid Player includes the capability of purchasing digital Christian music from EMI CMG through its digital music subscription service, burnitfirst.com. We also enable the output of digital music to recordable compact discs and digital audio devices. To enable online sales, we provide a set of e-commerce services, including credit card processing, the remittance of royalty payments and detailed transaction reports. In addition, we provide promotional services that help build market awareness for content available through our network.

Our services provide the following benefits:

•
Potential for Increased Revenues and Lower Costs for Content Partners.    Our services are designed to enable record companies and artists to generate increased revenues by offering their entire catalog of existing music, as well as singles and periodic releases, for sale online. Our products and services provide a cost-effective way to digitally offer entire music catalogs to consumers, thus reducing the costs associated with physical manufacturing, warehousing and shipping.

•
Superior Consumer Experience.    Our solution enables consumers to preview, purchase, download and export a wide variety of near compact disc quality music online. We make it simple to search for, sample and buy selected digital recorded music from a growing inventory. Our Liquid Player enables customers to purchase digital Christian music from EMI CMG through our digital music subscription service, burnitfirst.com. Our Liquid Player also enables digital music to be transferred to a compact disc by means of a recordable compact disc device and output to digital audio devices. We further simplify the user experience by supporting multiple music download formats, including Liquid Audio, Microsoft Windows Media and MP3.

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

•
Global Reach.    Our platform allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This could be particularly significant to independent record labels that have limited access to traditional retail distribution channels. Our patented territory restriction technology identifies the approximate geographic location of consumers to enforce content rules worldwide.

Strategic Relationships and Customers

We plan to continue to build relationships with key third parties engaged in the creation and distribution of digital music. While these third party relationships have not generated significant revenues to date, we believe that these relationships will enhance our ability to provide a rich variety of music to consumers and, depending upon customer acceptance of digital music delivered via the Internet for a fee and our ability to offer complete and compelling music selections, could be the basis for revenue opportunities in the future. Such relationships can be separated into three major areas, the three C’s—content, channel and consumer.

Content Provider Relationships.    In the content area, several labels make selected music titles available for sale and promotion through our distribution system and network. We derive revenue from the sale of music through our distribution system and network by charging retail or marked-up prices for the titles, resulting in revenue in the amount of the difference between the price that we charge for such titles and the wholesale price we pay for such titles.

•
EMI Recorded Music.    Under an agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, in July 2000 we started to sell EMI songs and albums through designated music destination and retail sites, including CDNOW. We also sell music from EMI CMG or we encode, through its digital music subscription service, burnitfirst.com.

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

        Channel Partners.    Our distribution channel continues to grow and includes some of the most popular music websites on the Internet today. While we do not derive revenue from our channel partners, our relationship with these partners gives it a distribution network through which we are able to generate revenue by selling music titles made available through our content provider relationships.

•
Amazon.com.    Under our agreement with Amazon.com, we are encoding, hosting and delivering promotional music downloads for the free downloads section of Amazon.com’s music website, which is designed to increase compact disc sales.

•
Best Buy.    Leading retailer Best Buy uses the Liquid Store commerce solution and offers a custom branded version of Liquid Player software to sell music from our catalog of content on our bestbuy.com website.

•
CDNOW.    CDNOW uses RIFFS to promote and sell digital music to consumers through our online retail website, cdnow.com. The website began offering music from our catalog of content for sale in February 2000.

•	Musicland. Musicland is using RIFFS for its destination sites, SamGoody.com, Suncoast.com, OnCue.com and MediaPlay.com, and started selling music from our catalog of content in August 2000.

Consumer Adoption.    Our Liquid Player is a consumer desktop software application that enables users to stream, download and purchase digital music. To enhance the consumer experience, our Liquid Player presents lyrics, liner notes and album art with the music. Once content is downloaded, our Liquid Player can be used to organize the content into playlists. Our Liquid Player can be easily customized with faceplates to tie into the logo and branding of our partners’ websites and is available for the PC platform. The product can be downloaded free of charge from our website and currently is distributed by the websites in our Liquid Music Network. An enhanced version of the product, Liquid Player Plus, is available to consumers for $19.95 and adds capabilities for transferring digital music to a recordable compact disc or outputting music to digital audio devices for later playback. Delivered in 2000, Liquid Player Plus is distributed through leading consumer device manufacturers and through our Liquid Music Network of retail and music websites. Our Liquid Player also includes the capability to purchase digital Christian music through our digital music subscription service, burnitfirst.com.

We distribute music to consumers in concert with technology companies whose innovative products complement our digital music distribution system by offering software that can be downloaded to enable customers to utilize existing player software, such as the AOL Nullsoft Winamp player and RealNetworks players, to purchase and play music encoded in our format, and integrating its Secure Portable Player Platform (“SP3”) on chip set platforms already used in consumer and wireless electronics devices, such as ARM, Cirrus Logic, Inc. and Texas Instruments, Inc. In addition, to maximize the number of consumers getting music through its distribution network, we added support for the Microsoft Windows Media format. To date, we have encoded and distributed more than 51,000 songs in the Windows Media format. We also deployed Windows Media-based servers in our data centers to host and distribute that content to retailers in our Liquid Music Network. We operate clearinghouse functions for the Windows Media DRM system and added support for Windows Media to our Liquid Player software.

We have also encountered difficulties in licensing the Liquid Player software effectively. While we believe the Liquid Player has several advantages over competing music player software, it has proven difficult to distribute sufficient numbers of such players to generate significant revenue over the long term. In the past, we have bundled the Liquid Player with certain products of major OEMs of consumer electronics for a per-unit fee. Currently, our strategy involves bundling the Liquid Player with OEM products without a fee in return for potential future upgrade licensing revenues from consumers of those OEM products. This change in strategy was necessary as we compete with other companies that offer music player software without a fee to OEMs, and the competitive pressures resulting from the exclusivity of bundling arrangements between each OEM and the relevant vendor of music player software. Accordingly, it has been difficult for us to displace existing bundling arrangements that OEMs may have with our competitors. Additionally, the rate at which consumers pay a fee to upgrade the free Liquid Player to a premium version of the Liquid Player has been lower than expected and thus upgrade licensing revenues have been lower than expected.

Customers

In 1999, Adaptec, Super Stage and our strategic related partner, Liquid Audio Korea, accounted for 31%, 30% and 12% of our total net revenues, respectively. In 2000, our strategic related partners Cyber Music Entertainment, formerly Liquid Audio Japan, and Liquid Audio South East Asia through our strategic partner accounted for 42% and 11% of our total net revenues, respectively. In 2001, our strategic related partners Cyber Music Entertainment and Liquid Audio Greater China, accounted for 39% and 22% of our total net revenues, respectively.

        Due to the financial condition of our strategic related partners and their lack of funds to meet their contractual payment obligations, these strategic related partners stopped making payments to us in late 2000 and early 2001, and accordingly we have ceased recognizing revenues from these entities and terminated the licensing and reseller agreements with them. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Promotional Relationships.    Numerous record labels and recording artists have used our products and services to promote new releases and create consumer awareness. These mutually beneficial promotional efforts have generated little or no direct revenue for us, individually or in the aggregate, and we do not expect these efforts to result in meaningful revenue in the future. The following table represents a partial list of artists and record labels for whom we have provided promotional services:

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

Further information regarding products and services may be found in Part II, Item 8 of this Form 10-K/A in the Notes to Consolidated Financial Statements at Note 1, “Segment Information,” which information is hereby incorporated by reference.

Publishing and Distribution

Encoding Services.    These services prepare music by artists and record companies for publishing. We use software tools to set rules by which the content can be used by consumers. Such software tools use security features, including digital rights management (“DRM”), encryption and watermarking, to provide copy protection. Our software tools also enable it to attach descriptive text, such as lyrics or album liner notes, graphics such as compact disc cover art, and copyright information to the music file. These are scalable services and we have developed an automated high capacity encoding production service that is currently able to encode approximately 20,000 individual sample sound recordings per day.

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

Subscription Services.    We have developed a turnkey solution for artists and content owners that wish to sell digital downloads through online subscription services. This service offering leverages our existing publishing and distribution services, player technology and commerce platform. Our consumer offering features an integrated Liquid Player and exclusive major label content that can be output to recordable compact discs and portable digital audio devices.

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

Retail Integration and Fulfillment System (“RIFFS”).    Our RIFFS solution enables the sale of secure digital music through existing e-commerce websites. RIFFS enables online retailers to seamlessly sell our music catalog right alongside physical goods through our existing shopping carts. Participating retailers can merchandise and offer any of the music downloads we distribute. We host the music and transparently fulfill digital delivery to the consumer. Regular reports let websites track download and sales activity.

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

•
Digital Rights Management (“DRM”).    Our DRM solution protects content delivered online through a digital identification and rights reporting system. Consumers can use our FastTrack Security technology to enjoy secure music on one computer or use its Liquid Passport to move their music to multiple machines while still providing anti-piracy protections.

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

While we have not been able to generate significant revenue from the sale of our network services, we believe that our technology architecture and its advanced stage of development and deployment provide a product that is superior to the products offered by certain of our competitors. We are currently developing the seventh generation of our digital music delivery products. The advantages of our technology are summarized below:

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

•
Open Technical Architecture.    An open system design is important because standard formats are not yet available for online music distribution. Our technology has been designed to provide an open and flexible solution that can adapt to many competing compression technologies and formats, including

Sony ATRAC3, MP3 and Microsoft Windows Media, as well as future changes that may occur in digital music distribution. Our open system design allows the integration of new technologies while maintaining compatibility with existing content. In addition, our flexible architecture allows us to continue to integrate technologies such as audio compression and audio watermarking as we continue to improve in the future.

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

•
Superior Audio Quality.    Although the growth and pervasiveness of free music sharing has materially adversely impacted our efforts to create a successful business plan, we continue to believe consumers will pay for quality music, and believe that we have consistently provided superior audio quality for digital music. We employ specific techniques and optimize industry algorithms to improve sound quality. We believe that our use of standardized compression algorithms such as AAC, MP3 and Microsoft Windows Media, provide greater compatibility than proprietary audio compression solutions.

Sales and Marketing

Our sales and marketing efforts are principally concentrated on selling our products and services, developing complementary business opportunities, aggregating digital music recordings for syndication and sale, and broadening our content syndication reach by expanding the number and geographic reach of music and retail websites in our Liquid Music Network. We sell our products and services to artists, record companies, websites, OEMs and online retailers through a 11-person sales and marketing organization. These employees are located in Redwood City and New York. Our software products and services are also bundled and distributed by third-party manufacturers of various computer hardware and software products.

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

Our attempts to avoid infringing known proprietary rights of third parties in our product and service development efforts. We have not, however, conducted, and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

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

        Our efforts to create a successful business plan have been materially adversely impacted by the growth and pervasiveness of free music sharing from companies such as Napster, Kazaa and Morpheus and WinMX. To the extent that consumers continue to download digital music from these websites rather than from us, our business has been harmed and it is likely that we will continue to be harmed in the foreseeable future. Additionally, there are other companies, such as IBM, Microsoft, RealNetworks, RioPort and InterTrust Technologies Corporation, that provide component software technologies that facilitate the digital delivery of goods over the Internet, including music. To the extent that the market standardizes on these technologies and we are unable to incorporate these components into our music delivery services, our business may be harmed.

While we believe that our products and services are superior to the products and services offered by many of our competitors, we have not been as successful as many of our competitors for reasons including the lack of quantity and variety of digital recorded music content offered by us, lower consumer adoption of our technology due to consumer preference of competing formats such as Microsoft Windows Media and MP3 and other companies’ abilities to offer music player software for free without significant impact on their revenues. Other companies also enjoy a more competitive position than we do due to their participation in exclusive arrangements such as bundling arrangements which diminish our opportunities as vendors to partner with certain OEMS.

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

Employees

As of December 31, 2001, we had 105 full-time employees, including 24 in sales and marketing, 52 in research and development, 17 in general and administrative and 12 in operations. Following a reduction in work force made in July 2002, the total number of our full time employees as of July 31, 2002 was 72. We consider our relationships with employees to be good. None of our employees are covered by collective bargaining agreements.

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

ITEM 3.    LEGAL PROCEEDINGS

In November 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and us. The complaint alleges that defendants had breached their fiduciary duties owed to our stockholders in connection with our response to acquisition offers from Steel Partners II, LLP and an investor group formed by MMC (formerly known as musicmaker.com). The complaint seeks, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, we have not responded to the complaint, nor has the court set a date for discovery cutoff or trial. We intend to vigorously defend the action. There is no assurance concerning the outcome of either action, or whether either action would have a material effect on our financial condition or business operations.

On May 3, 2002, MMC filed an action in the Delaware Chancery Court, pursuant to Title 8 Delaware Code section 211, seeking to compel us to hold an annual meeting of stockholders. We moved to dismiss on the grounds that the court lacked subject matter jurisdiction as 13 months had not elapsed since our last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the board of directors set July 1, 2002 as the date for the 2002 Annual meeting and our motion to dismiss was held in abeyance. On June 13, 2002, we publicly announced the execution of the original merger agreement and announced that, in light of the merger, our board of directors had determined to postpone the 2002 annual meeting. The next day, MMC filed an amended complaint requesting that the court order us to hold our annual meeting on July 1, 2002. The court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing, the court granted our request that the annual meeting be scheduled for September 26, 2002 so that the vote on the election of directors and the vote on the issuance of us stock in the merger could proceed on the same day.

On July 23, 2002, MMC filed an action in Delaware Chancery Court against us, each member of our board of directors, and Alliance Entertainment Corp. The complaint alleges that our directors violated their fiduciary duties by entering into the merger and approving the merger agreement, and that our directors further violated their fiduciary duties by making certain changes to our shareholders rights plan. Alliance is alleged to have aided and abetted the alleged breaches of fiduciary duty by our directors. According to the complaint, the plaintiff is seeking, among other things, to (i) invalidate the merger agreement, (ii) prevent us or Alliance from taking any actions to effectuate or enforce the merger agreement, the merger of us or Alliance, or the self tender-offer, (iii) direct our board of directors to restore the “trigger” of our shareholders rights plan to 15%, (iv) prevent enforcement of our shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for our annual meeting, (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fee and experts’ fees. In connection with its complaint, MMC filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MMC withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. To date, no amended complaint has been filed. If MMC elects to pursue its claims in this matter, we intend to vigorously defend the action.

On August 27, 2002, MMC filed a lawsuit against us, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to our board of directors. MMC’s complaint alleges that the defendants’ decision to expand our board of directors was in violation of Delaware law. MMC further alleges that the defendants’ actions were taken solely to interfere with the vote of our stockholders and to deny MMC and our other stockholders a substantial presence on our board of directors. The complaint alleges that the defendants’ actions are a disproportionate defensive response to a third party offer for Liquid Audio and to the current proxy contest. MMC charges that the expansion of our board of directors constitutes a breach of the directors’ fiduciary duties of loyalty, care and good faith to our stockholders. We intend to vigorously defend against MMC’s claims.

We filed a lawsuit on August 21, 2002 against MMC and Steel Partners II, L.P. (“Steel Partners”) in U.S. District Court for the Southern District of New York. We are asking the Court to prohibit MMC and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of Liquid Audio, as well as seeking compensatory and punitive damages as a result of their alleged violations. Our complaint alleges that MMC has failed to register as an investment company under the Investment Company Act of 1940, and that its purchase of our shares and subsequent proxy contest to take control of the board is therefore in violation of that Act. The complaint also charges that Steel Partners is conducting an illegal proxy contest by failing to make the proper filings with the SEC and that, in the course of its contest, Steel Partners has distributed false and misleading statements to our stockholders. We are seeking to enjoin MMC from continuing its campaign to take control of us and from communicating with our stockholders. In addition, we are seeking to require Steel Partners to comply with the SEC’s proxy rules, to retract its recent press release concerning our proposed merger with Alliance and to disseminate corrective disclosure.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a complaint against us in the United States District Court for the Western District of Washington (Seattle). The suit alleges that we infringe the claims of United States Patent No. 6,073,124. NCI requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the complaint on November 2, 2001 and subsequently submitted an answer to the complaint that included counterclaims. We also filed a motion for summary judgment in November 2001. In March 2002, our motion for summary judgment was denied and in August 2002, we filed an amended motion for summary judgment. A hearing on the motion has been scheduled in September 2002.

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

On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an amended complaint against one of our customers in the United States District Court for the Eastern District of Pennsylvania (Pittsburgh). The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer whereby we have agreed to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an answer to the amended complaint on April 27, 2000 denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February, 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with the customer concerning the defense of the case going forward. We have now ceded control of the defense of the case to the customer/Bertelsmann AG (the customer’s ultimate owner), and are splitting the costs of the defense with the customer/Bertelsmann AG. We are still reserving our rights as to indemnification issues. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on the claim construction appeal and other pending matters.

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

Preferred Stock Rights Agreement

On August 7, 2001, our Board of Directors adopted a Preferred Stock Rights Agreement under which we declared a dividend of one right to purchase one one-thousandth share of our Series A participating preferred stock for each outstanding share of common stock. The rights will separate from the common stock and become exercisable following (i) the tenth day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common stock then outstanding or (ii) the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group announces a tender of exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common stock. These thresholds were amended to 10% on July 14, 2002. Each right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A preferred stock with economic terms similar to that of one share of our common stock.

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

Business Development Revenue

Business development revenues as a percentage of total net revenues were 61%, 63% and 48% in 2001, 2000 and 1999, respectively. Liquid Audio Korea (“LAK”), Liquid Audio Greater China (“LAGC”), Liquid Audio South East Asia (“LASE”) through our strategic partner, Epi Entertainment Group, Ltd., and Liquid Audio Japan (“LAJ”) stopped making their contractual payments as scheduled in the third quarter of 2000, fourth quarter of 2000, fourth quarter of 2000 and the second quarter of 2001, respectively, due to deterioration of their financial condition and lack of funds available to meet their contractual payment obligations. We have been unsuccessful in receiving any additional contractual payments from these customers, and, as a result of the financial condition of these customers, we do not anticipate that such customers will be a source of additional revenue or that we will receive payments owed for existing contractual arrangements.

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

The restructuring charge included involuntary employee separation costs of $1.1 million for 79 employees worldwide representing approximately 40% of all Liquid Audio employees, 20 in sales and marketing, 32 in research and development, 13 in general and administrative and 6 in operations functions in the U.S., and 2 in sales an marketing, 3 in research and development and 3 in operations functions outside the U.S. Lease costs of $1.2 million were accrued pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. Asset impairment costs of $2.2 million were recorded, primarily for property and equipment, furniture and fixtures, computer software and leasehold improvements for assets no longer in use from de-emphasized business lines, reductions in workforce and excess facilities. At December 31, 2001, the remaining $523,000 accrual balance will be paid over the lease terms through the fourth quarter of 2002.

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

        License.    License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 47% to $682,000 in 2001 from $1.3 million in 2000. License revenues decreased 16% in 2000 from $1.5 million in 1999. The decrease in 2001 was due to a reduction in kiosk software and other technology licenses as a result of our decision to discontinue our digital music kiosk business area based on the high costs associated with the operation of such business relative to the historical and projected revenues of such business, partially offset by an increase in Liquid Player license fees of approximately $241,000 due to an OEM bundling agreement with a major consumer electronics company. The decrease in 2000 relates primarily to the expiration of a Liquid Player license agreement with Adaptec, Inc. Under this agreement, we received $1.5 million in license fees over a 14-month period. These fees were recognized as license revenue over the license period, which ended on December 31, 1999. The decrease in 2000 from Liquid Player license fees was partially offset by an increase in license fees related to digital music kiosk sales of approximately $371,000.

Services.    Services revenues primarily consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk related equipment sales from third parties. Services revenues decreased 61% to $1.2 million in 2001 from $3.0 million in 2000. Services revenues increased 306% in 2000 from $733,000 in 1999. The decrease in 2001 was due to decreases in encoding services, services from the expiration of a contract with Microsoft, decrease in kiosk related equipment sales due to a de-emphasis in the digital music kiosk business area in connection with our corporate restructuring, decrease in promotion and advertising services resulting from the softness in the Internet advertising market, disappearance of revenue from Liquid Muze Previews service due to the termination of the agreement with Muze and decrease of hosting fees due to the de-emphasis of music hosting for independent artists and labels in connection with Liquid Audio’s corporate restructuring. The increase in 2000 was due to increases in encoding services from a new agreement with Microsoft, increase in kiosk related equipment and services from the new business area, increase in digital music and transaction fees from our Muze Previews service and increase in promotion and advertising services.

Business Development (Related Party).    Business development revenues primarily consist of license and maintenance fees from agreements under which we gave our strategic related partners listed below the right to license and use our digital recorded music delivery technology. Business development revenues decreased 61% to $2.9 million in 2001 from $7.3 million in 2000. Business development revenues increased 242% in 2000 from $2.1 million in 1999. The increase in business development revenues in 2000 was primarily due to contracts between Cyber Music Entertainment and Liquid Audio pursuant to which Cyber Music Entertainment made quarterly license payments to Liquid Audio beginning in 1999 continuing through 2000. The decrease in business development revenues in 2001 was due to Cyber Music Entertainment’s inability to make the scheduled payments under its agreement after the first quarter of 2001 as a result of its financial condition. Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Cyber Music Entertainment and strategic partner	$1,837	$5,047	$1,105
Liquid Audio South East Asia and strategic partner	—	1,261	—
Liquid Audio Greater China and strategic partner	1,036	705	500
Liquid Audio Korea and strategic partner	—	294	532

	$2,873	$7,307	$2,137

Of the total fees earned from Cyber Music Entertainment and strategic partner, Super Stage, Inc., $1.8 million, $4.9 million and $272,000 were earned from Cyber Music Entertainment and relate to software licensing and maintenance fees in 2001, 2000 and 1999, respectively, and $167,000 and $833,000 were earned from our strategic partner in Cyber Music Entertainment, Super Stage Inc., in 2000 and 1999, respectively, relate to a non-refundable service fee of $1.0 million received in March 1999 which was recognized ratably over the one-year term of the service agreement. The increase in the 2000 period relates to contractual payments received by us from Cyber Music Entertainment, and the decrease in the 2001 period relates to the decrease in contractual payments received from Cyber Music Entertainment due to its financial condition and lack of funds available to meet the contractual payment obligations. The total fee of $1.0 million and $705,000 earned from Liquid Audio Greater China in 2001 and 2000 consist of software licensing and maintenance fees. The total fee of $500,000 earned from our strategic partner in Liquid Audio Greater China, Super Stage, Inc., in 1999 relates to a service fee to develop a local business in Taiwan and Hong Kong. The total fee of $1.3 million earned in 2000 from Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd., consisted of software licensing and maintenance fees. The total fee of $294,000 and $532,000 earned from Liquid Audio Korea in 2000 and 1999, respectively, consist primarily of software licensing and maintenance fees. We do not expect to derive significant revenue from business development arrangements in the foreseeable future.

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

License.    Cost of license revenues consists of royalties paid to third party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues increased 69% to $491,000 in 2001 from $290,000 in 2000. Cost of license revenues increased 23% in 2000 from $235,000 in 1999. Cost of license revenues increased in 2001 and 2000 due to the addition of certain technology licenses to include additional and enhanced functionality to the Liquid Player, such as broader support for CD-R/RW devices, anti-piracy features, MP3 ripping and playback and AAC support.

Services.    Cost of services revenues consists of compensation for customer service, encoding and professional services personnel, kiosk related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 45% to $1.5 million in 2001 from $2.7 million in 2000. Cost of services revenues increased 143% in 2000 from $1.1 million in 1999. The decrease in cost of services revenue in 2001 was due to the reduction in compensation and related expenses of approximately $660,000 from the decrease in the number of encoding, customer service and professional services personnel from 33 to 12 and kiosk related equipment due to our corporate restructuring and expense management initiative. The increase in cost of service revenues in 2000 was due to the increase in compensation and related expenses of approximately $539,000 from the addition of encoding, customer service and professional services personnel from 18 to 33 to support anticipated customer service demands and additional product lines and an increase in kiosk related equipment of approximately $447,000.

Business Development (Related Party).    Cost of business development revenues primarily consists of kiosk related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $0, $75,000 and $79,000 in 2001, 2000 and 1999, respectively. The decrease in cost of business development revenue relates to our decision to discontinue our digital music kiosk business as a result of the unfavorable coast structure of such business relative to the historical and projected revenues generated by the kiosk related business.

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

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 33% to $11.4 million in 2001 from $17.1 million in 2000. Sales and marketing expenses increased 68% in 2000 from $10.2 million in 1999. The decrease in 2001 was due to the reduction in compensation and related expenses of approximately $2.0 million from decreases in the number of sales and marketing personnel from 62 to 24 due to our corporate restructuring and expense management initiatives, advertising and promotions programs of approximately $1.9 million, travel and entertainment of approximately $571,000, trade shows of approximately $299,000, marketing literature of approximately $166,000 and allocation of occupancy costs and other overhead expenses of approximately $376,000. The increase in 2000 was due to the addition in compensation and related expenses of approximately $3.3 million due to the increase in the number of sales and marketing personnel from 36 to 62 to support the growth and sales of additional product lines and related marketing and promotional activities, travel and entertainment of approximately $680,000, tradeshows of approximately $362,000, depreciation and amortization of approximately $350,000, allocation of compensation for customer service and professional services personnel attributable to sales and marketing activities of approximately $875,000 and allocation of occupancy costs and other overhead of approximately $873,000.

Research and Development.    Research and development expenses consist of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 26% to $17.0 million in 2001 from $22.9 million in 2000. Research and development expenses increased 96% in 2000 from $11.7 million in 1999. The decrease in 2001 was primarily due to the reduction in compensation and related expenses of approximately $5.6 million from decreases in the number of personnel from 86 to 52 and outside contractors due to our corporate restructuring and expense management initiatives. The increase in 2000 was due to addition in compensation and related expenses of approximately $6.5 million from increases in the number of personnel from 62 to 86 and outside contractors needed to enhance our existing software products, develop and enhance our online services, develop new products and services and build our external network and computer data center infrastructure, shared project costs with Radio and Records of approximately $407,000, depreciation and amortization of approximately $1.4 million, and allocation of occupancy costs and other overhead of approximately $1.4 million.

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 27% to $9.1 million in 2001 from $7.1 million in 2000. General and administrative expenses increased 157% in 2000 from $2.8 million in 1999. The increase in 2001 was primarily due to an increase in the allowance of doubtful accounts related to accounts receivables from related and third parties of approximately $1.5 million and legal fees related to patent infringement claims against us of approximately $1.2 million, partially offset by the reduction in compensation and related expense of approximately $1.0 million from decreases due to a reduction in the number of personnel from 37 to 17 and outside contractors due to our corporate restructuring and expense management initiatives. The increase in 2000 was primarily due to the additional compensation and related expenses of approximately $2.5 million from increases in the number of personnel from 20 to 37 and outside contractors needed to support the growth of our business and professional fees. The 2000 period includes legal fees related to patent infringement claims against us and a non-cash charge of $354,000 related to the issuance of common stock in the settlement of the lawsuit with former consultants.

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

Other income (expense), net of $429,000 in 2000 consists primarily of the write-off of loans receivable from Liquid Audio Korea due to its deterioration in financial condition and lack of funds available to pay the amounts due under the loan.

Loss in Equity Investment.    Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Our share of losses were $1.3 million and $870,000 for 2001 and 2000, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001. We have discontinued recording losses from our investment in Cyber Music Entertainment as we have no contractual or planned obligation to provide funding to Cyber Music Entertainment.

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

Net cash used in operating activities was $30.7 million, $26.8 million and $14.9 million in 2001, 2000 and 1999, respectively. Net cash used for operating activities in 2001 was primarily the result of net losses from operations of $37.2 million, depreciation and amortization of $3.9 million, amortization of unearned compensation of $(62,000), strategic marketing–equity instruments charges of $607,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, equity investment losses of $1.3 million, loss on disposal of property and equipment of $2.2 million and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $390,000, increase in restricted cash of $826,000, decrease in other assets of $473,000, decrease in accounts payable of $2.2 million, increase in accrued expenses and other liabilities of $299,000 and a decrease in deferred revenue of $1.3 million. Net cash used for operating activities in 2000 was primarily the result of net losses from operations of $33.7 million, depreciation and amortization of $3.4 million, amortization of unearned compensation of $409,000, strategic marketing–equity instruments charges of $1.9 million, an increase in the allowance for doubtful accounts and sales returns reserve of $315,000, notes receivable write-off of $470,000, equity investment losses of $870,000 and a net decrease in working capital items of $929,000. The net decrease in working capital items include an increase in accounts receivable of $2.2 million, increase in other assets of $878,000, increase in accounts payable of $1.4 million, increase in accrued expenses and other liabilities of $909,000 and a decrease in deferred revenue of $145,000. Net cash used for operating activities in 1999 was primarily the result of net losses from operations of $24.2 million, depreciation and amortization of $1.1 million, amortization of unearned compensation of $1.4 million, strategic marketing–equity instruments charges of $3.1 million, an increase in the allowance for doubtful accounts and sales returns reserve of $101,000, equity investment losses of $378,000 and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $190,000, increase in other assets of $474,000, increase in accounts payable of $1.2 million, increase in accrued expenses and other liabilities of $1.9 million and an increase in deferred revenue of $395,000.

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

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue No. 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

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

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	# Securities Underlying Options/SARs
Gerald W. Kearby	2001	$238,423	$52,000	$2,000	75,000
President and Chief Executive Officer	2000	216,963	105,685	2,000	125,000
	1999	167,692	100,000	—	—

Robert G. Flynn	2001	187,646	40,000	12,800	50,000
Senior Vice President of Business Development	2000	161,053	73,520	4,433	100,000
	1999	136,154	75,000	—	—

Leon Rishniw	2001	163,423	26,000	2,000	100,000
Vice President of Engineering	2000	144,445	71,223	2,000	63,780
	1999	114,615	17,500	—	30,000

Richard W. Wingate	2001	216,846	60,000	2,000	50,000
Senior Vice President of Content Development	2000	293,255	86,900	2,000	109,000
and Label Relations	1999	179,099	75,000	—	25,000

H. Thomas Blanco	2001	167,404	26,000	2,000	50,000
Vice President of Human Resources	2000	115,192	20,000	2,000	100,000
	1999	—	—	—	—

(1)	Amounts represent matching contributions to our 401(k) savings plan, and for Robert G. Flynn, also include reimbursement of relocation costs.

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

Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index-U.S. and a group of peer issuers selected in good faith and comprised of Intertrust Technologies Corporation (ITRU), Musicmaker.com, Inc. (HITS), Preview Systems, Inc. (PRVW) and RealNetworks, Inc. (RNWK). The graph assumes that $100 was invested on July 9, 1999, the date of our initial public offering, in our common stock, the Nasdaq Stock Market Index-U.S. and the peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

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

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)

10.5+	Software Cross License Agreement with Adaptec, Inc. dated June 12, 1998 (1)

10.6	Form of Liquid Music Network Agreement (1)

10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)

10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)

10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)

10.10+	Patent License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)

10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)

Number	Description
10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)

10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)

10.17	Founders Restricted Stock Purchase Agreement (with amendments) with Gerald W. Kearby dated April 25, 1996 (1)

10.18	Founders Restricted Stock Purchase Agreement (with amendments) with Philip R. Wiser dated April 25, 1996 (1)

10.19	Founders Restricted Stock Purchase Agreement (with amendments) with Robert G. Flynn dated April 25, 1996 (1)

10.20	Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing Incorporated dated as of October 15, 1996 (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.22	Loan and Security Agreement with Silicon Valley Bank dated April 16, 1998 (1)

10.23	Loan and Security Agreement with Silicon Valley Bank dated November 16, 1998 (1)

10.24	Lease Agreement with Master Lease, a Division of Tokai Financial Services, dated March 3, 1998 (1)

10.25	Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated February 16, 1999, for property located at 2221 Broadway, Redwood City, California (1)

10.26	Lease and Service Agreement with Alliance Business Centers, dated August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York (1)

10.27	Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut (1)

10.28	Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California (1)

10.29	Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California (1)

10.30+	Software Reseller Agreement with Liquid Audio Japan, dated as of August 9, 1998 (1)

10.31+	Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc., ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999 (1)

10.32	Loan Agreement with Super Factory, Inc., dated March 31, 1999 (1)

10.33+	Share Sale and Purchase and Option Agreement with Super Stage, Inc., dated March 31, 1999 (1)

10.34+	Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.35+	Software Reseller and Services Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.36+	Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

10.38	Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31, 1998 (1)

10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)

10.40	Liquid Remote Inventory Fulfillment Systems™ Merchant Affiliate and License Agreement with MTS, Inc., dated May 14, 1999 (1)

10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)

Number	Description
10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.43	Online Program Agreement with Muze, Inc., dated as of February 9, 1999 (1)

10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)

10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999 (1)

10.46	Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997 (1)

10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)

10.48	Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California (2)

10.49+	Amended and Restated License Agreement with Liquid Audio Japan, Inc., dated January 1, 2000 (3)

10.50	2000 Nonstatutory Stock Option Plan (4)

10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)

11.1	Statement regarding computation of per share earnings (7)

21.1	Subsidiary of Liquid Audio, Inc. (8)

23.1	Consent of PricewaterhouseCoopers LLP (8)

24.1	Power of Attorney (contained in the signature page to this report)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions
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

(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001
(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(8)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on September 9, 2002.

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/S/ GERALD W. KEARBY Gerald W. Kearby	President, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2002

/S/ MICHAEL R. BOLCEREK Michael R. Bolcerek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2002

/S/ ROBERT G. FLYNN Robert G. Flynn	Senior Vice President of Business Development, Secretary and Director	September 9, 2002

/S/ ANN WINBLAD* Ann Winblad	Director	September 9, 2002

/S/ STEPHEN V. IMBLER* Stephen V. Imbler	Director	September 9, 2002

/S/ RAYMOND A. DOIG* Raymond A. Doig	Director	September 9, 2002

/S/ JUDITH N. FRANK Judith N. Frank	Director	September 9, 2002

/S/ JAMES D. SOMES James D. Somes	Director	September 9, 2002

*By:	/S/ GERALD W. KEARBY

Attorney-in-Fact

Liquid Audio, Inc.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Securities Exchange Act of 1934, § 13a-14)

I, Gerald W. Kearby, certify that:

1.  I have reviewed this annual report on Form 10-K of Liquid Audio, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 9, 2002

/s/ GERALD W. KEARBY Gerald W. Kearby President, Chief Executive Officer and Director (Principal Executive Officer)

I, Michael R. Bolcerek, certify that:

1.  I have reviewed this annual report on Form 10-K of Liquid Audio, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 9, 2002

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining cash expenditures related to net lease expense due to the consolidation of facilities will be paid over the lease terms through the fourth quarter of 2002.

NOTE 12—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net revenues	$2,995	$3,454	$3,355	$1,764	$1,661	$1,024	$1,275	$768
Gross profit	2,453	2,463	2,562	975	708	434	926	317
Net loss	(6,524)	(7,718)	(8,892)	(10,551)	(11,267)	(14,034)	(6,060)	(5,823)
Net loss per share, basic and diluted	(0.30)	(0.35)	(0.40)	(0.47)	(0.50)	(0.62)	(0.27)	(0.26)
Weighted average shares used in per share calculation	21,918	22,013	22,304	22,429	22,528	22,593	22,640	22,689

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002