Form 10-Q/A
period 2002-03-31
LIQUID AUDIO INC
filed 2002-09-16
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Overview

We are a leading provider of software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet. Our products and services are based on an open technical architecture that is designed to support a variety of digital music formats. From our inception in January 1996 through early 1997, we devoted substantially all of our efforts to product development, raising capital and recruiting personnel. We first generated revenues in the first quarter of 1997 through the licensing of our Liquifier Pro, Liquid Server and Liquid Player software products. In November 1997, we introduced a subscription-based hosting service for digital recorded music using our technology. In July 1998, to enhance consumer access to the music we were hosting, we launched the Liquid Music Network (“LMN”), a syndicated network of leading music related and music retailer websites.

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

Business Development Revenue

Business development revenues as a percentage of total net revenues were 61%, 63% and 48% in 2001, 2000 and 1999, respectively. Liquid Audio Korea (“LAK”), Liquid Audio Greater China (“LAGC”), Liquid Audio South East Asia (“LASE”) through our strategic partner, Epi Entertainment Group, Ltd., and Liquid Audio Japan (“LAJ”) stopped making their contractual payments as scheduled in the third quarter of 2000, fourth quarter of 2000, first quarter of 2001 and the second quarter of 2001, respectively, due to deterioration of their financial condition and lack of funds available to meet their contractual payment obligations. We have been unsuccessful in receiving any additional contractual payments from these customers, and, as a result of the financial condition of these customers, we do not anticipate that such customers will be a source of additional revenue or that we will receive payments owed for existing contractual arrangements.

In June 2001, we and LAJ mutually agreed to terminate the licensing and reseller agreements (the “Agreements”) between us. As a result, LAJ renamed its company to Cyber Music Entertainment (“CME”) and no longer distributes our technology nor utilizes our digital distribution platform to offer services to the Japanese music market. Effective September 30, 2001, CME ceased using our trademarks, including the company name, and returned all of our products, technology and licenses. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $890,000, which had been paid in cash, from CME in the three months ended September 30, 2001. In October 2001, we established a new office in Tokyo to build new relationships with label, retail and consumer electronic companies directly.

In September 2001, we notified LAK, LAGC and LASE through our strategic partner of their defaults under the licensing and reseller agreements between us and the aforementioned companies due to their failures to make contractual payments as scheduled. LAK, LAGC and our strategic partner of LASE did not cure the defaults during the cure periods. Accordingly, we exercised our rights to terminate the licensing and reseller agreements. Outstanding accounts receivable from LAK, LAGC and our strategic partner of LASE have been fully reserved, and no revenue from LAK, LAGC or LASE through our strategic partner was recorded in the three months ended September 30, 2001. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $569,000, which had been paid in cash, from LAGC in the three months ended December 31, 2001.

Corporate Restructuring

In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market develops. The restructuring included a worldwide workforce reduction of approximately 40% of our workforce across all functional areas, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We have de-emphasized our efforts in less productive, non-core business areas that do not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We plan to continue to focus on software licensing and digital music delivery services that complement our secure digital download business. We plan to support the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services. This strategy leverages and enhances both our core digital download services and our player software licensing business. At March 31, 2002, we have a remaining $235,000 restructuring accrual balance related to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce. This accrual will be paid over lease terms through the fourth quarter of 2002.

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

        License.    License revenues consist of fees from licensing our software products to third parties. License revenues decreased 88% to $36,000 for the three months ended March 31, 2002 from $290,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software licensing resulting from the expiration of an OEM bundling agreement with a major consumer electronics company and the transitioning of our Liquid Player software licensing strategy from bundling, for a per-unit fee, with OEM products in the 2001 period, to bundling for free with OEM products in exchange for potential future upgrade licensing revenues from consumers of those OEM products in the 2002 period. We compete with other companies that offer music player software for free to OEMs, and such arrangements usually limit the bundling of a music player to only one vendor. Accordingly, there is no assurance that we will be able to displace existing bundling arrangements that OEMs may have with our competitors.

        Services.    Services revenues consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 77% to $99,000 for the three months ended March 31, 2002 from $425,000 in the comparable period of 2001. This decrease was due to decrease in maintenance fees resulting from lower software license fees, decrease in encoding services from the expiration of a contract with Microsoft, decrease in promotion and advertising services resulting from the softness in the Internet advertising market, disappearance of revenue from Liquid Muze Previews service due to the termination of the agreement with Muze, decrease of hosting fees from the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring and decrease in kiosk-related equipment sales from the de-emphasis in digital music kiosks in connection with our corporate restructuring.

Business Development (Related Party).    Business development revenues consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased to $0 for the three months ended March 31, 2002 from $946,000 in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Japan. We do not expect to derive significant revenue from business development arrangement in the foreseeable future.

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

License.    Cost of license revenues consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 39% to $97,000 for the three months ended March 31, 2002 from $159,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues and product mix differences, partially offset by royalties for additional third-party technologies.

Services.    Cost of services revenues consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 82% to $128,000 for the three months ended March 31, 2002 from $711,000 in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel from 28 to 12 due to our corporate restructuring and expense management initiatives and the write-down of kiosk inventory of approximately $212,000 in the 2001 period due to our de-emphasis in the digital music kiosk business area due to the corporate restructuring.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consists of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment (“BMG”) to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $49,000 was recognized as non-cash cost of revenues in the three months ended March 31, 2001. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested, based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $33,000 was recognized as non-cash cost of revenues for the three months ended March 31, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We recorded a total of $33,000 as non-cash cost of revenue in the three months ended March 31, 2002 related to the remaining warrants. Such warrants are valued at the fair market value of our common stock at each vesting date. Stock compensation expense for customer service, encoding and professional services personnel were $0 and $1,000 in the three months ended March 31, 2002 and 2001, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 75% to $1.2 million for the three months ended March 31, 2002 from $4.7 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $1.3 million from decreases in the number of sales and marketing personnel from 59 to 22 due to our corporate restructuring and expense management initiatives, shared project costs with Radio & Records of approximately $511,000, advertising and promotional programs of approximately $220,000, tradeshows of approximately $196,000, travel and entertainment of approximately $225,000, customer service and professional services personnel attributable to sales and marketing activities of approximately $338,000, legal fees of approximately $125,000, depreciation and amortization of approximately $114,000 and allocation of occupancy costs and other overhead of approximately $209,000.

Research and Development.    Research and development expenses consist of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 42% to $3.0 million for the three months ended March 31, 2002 from $5.2 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $1.7 million from decreases in the number of personnel from 88 to 50 and outside contractors due to our corporate restructuring and expense management initiatives, travel and entertainment of approximately $72,000, depreciation and amortization of approximately $206,000 and allocation of occupancy costs and other overhead of approximately $185,000.

General and Administrative.    General and administrative expenses consist of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 65% to $1.1 million for the three months ended March 31, 2002 from $3.2 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $732,000 from decreases in the number of personnel from 31 to 17 and outside contractors due to our corporate restructuring and expense management initiatives and a decrease in legal fees of approximately $1.2 million from lower legal activity in patent infringement matters in the 2002 period and decrease in fees paid to an investment banker of $302,000.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At March 31, 2002, we have approximately $86.4 million of cash and cash equivalents.

Net cash used in operating activities was $5.1 million and $8.1 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used for operating activities in the 2002 period was primarily the result of net losses from operations of $4.9 million, depreciation and amortization of $646,000, amortization of unearned compensation of $16,000, non-cash cost of revenue of $33,000 and a net decrease in working capital items of $877,000. The net decrease in working capital items include an increase in accounts receivable of $4,000, decrease in other assets of $143,000, decrease in accounts payable of $258,000, decrease in accrued liabilities of $746,000 and a decrease in deferred revenue of $12,000. Net cash used for operating activities in the 2001 period was primarily the result of net losses from operations of $11.3 million, depreciation and amortization of $1.1 million, amortization of unearned compensation of $24,000, strategic marketing–equity instruments charges of $312,000, non-cash cost of revenue of $82,000, an increase in the allowance for doubtful accounts and sales returns reserve of $18,000, loss in equity investment of $219,000 and a net increase in working capital items of $1.4 million. The net increase in working capital items include a decrease in accounts receivable of $23,000, decrease in other assets of $675,000, decrease in accounts payable of $236,000, increase in accrued liabilities of $778,000 and an increase in deferred revenue of $148,000.

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

In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd. We recently terminated our relationships with these partners. Consequently, we do not expect additional revenue or cash payments will be generated from them. At March 31, 2002, we held 4.60% of the outstanding stock of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan, and had written down our investment to $0 under the equity method of accounting.

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

DATE: September 16, 2002	LIQUID AUDIO, INC.

	By:	/s/ GERALD W. KEARBY
Gerald W. Kearby President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL R. BOLCEREK
Michael R. Bolcerek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Liquid Audio, Inc.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Securities Exchange Act of 1934, § 13a-14)

I, Gerald W. Kearby, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Liquid Audio, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/S/ GERALD W. KEARBY
Gerald W. Kearby President, Chief Executive Officer and Director

I, Michael R. Bolcerek, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Liquid Audio, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/S/ MICHAEL R. BOLCEREK
Michael R. Bolcerek Senior Vice President and Chief Financial Officer