Form 10-Q/A
period 2002-06-30
LIQUID AUDIO INC
filed 2002-09-16
CIK 1016613

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

The Merger with Alliance

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

Business Development (Related Party).    Business development revenues consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased to $0 for the three months ended June 30, 2002 from $468,000 in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd. Revenue for the 2001 period relates to software licensing and related maintenance revenues earned from Liquid Audio Japan and Liquid Audio Greater China. We do not expect to derive significant revenue from business development arrangement in the foreseeable future.

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

Services.    Cost of services revenues consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 52% to $174,000 for the three months ended June 30, 2002 from $364,000 in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in the number of encoding, customer service and professional services personnel from 28 to 8 due to our corporate restructuring and expense management initiatives.

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

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 66% to $1.0 million for the three months ended June 30, 2002 from $3.1 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $770,000 from decreases in the number of sales and marketing personnel from 59 to 19 due to our corporate restructuring and expense management initiatives, shared project costs with Radio & Records of approximately $676,000, tradeshows of approximately $111,000, travel and entertainment of approximately $110,000, depreciation and amortization of approximately $110,000 and allocation of occupancy costs and other overhead of approximately $192,000.

Research and Development.    Research and development expenses consist of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 38% to $2.9 million for the three months ended June 30, 2002 from $4.7 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $1.1 million from decreases in the number of personnel from 88 to 51 and outside contractors due to our corporate restructuring and expense management initiatives, travel and entertainment of approximately $100,000, depreciation and amortization of approximately $243,000 and allocation of occupancy costs and other overhead of approximately $183,000.

General and Administrative.    General and administrative expenses consist of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 38% to $1.9 million for the three months ended June 30, 2002 from $3.1 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $365,000 from decreases in the number of personnel from 31 to 17 and outside contractors due to our corporate restructuring and expense management initiatives and a decrease in legal fees of approximately $322,000 from lower legal activity in patent infringement matters in the 2002 period and decrease in bad debt expense of approximately $1.0 million, partially offset by fees paid to an investment banker of $400,000.

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

Six Months Ended June 30, 2002 and 2001

Total Net Revenues.    Total net revenues decreased 89% to $286,000 for the six months ended June 20, 2002 from $2.7 million in the comparable period of 2001.

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

        Business Development (Related Party).    Business development revenues decreased to $0 for the six months ended June 30, 2002 from $1.4 million in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through its strategic partner, Epi Entertainment Group, Ltd. Revenue for the 2001 period relates to software licensing and related maintenance revenues earned from Liquid Audio Japan and Liquid Audio Greater China. We do not expect to derive significant revenue from business development arrangements in the foreseeable future. In the first six months of 2002, approximately 11% of total net revenues came from sales to one customer, Sanyo.

In the first six months of 2001, approximately 53% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio Greater China. International revenues represented approximately 14% and 59% of total net revenues in the six months ended June 30, 2002 and 2001, respectively.

Total Cost of Net Revenues.    Our gross profit (loss) decreased to approximately (93)% of total net revenues for the six months ended June 30, 2002 from approximately 42% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 64% to $552,000 in the 2002 period from $1.5 million in the 2001 period.

License.    Cost of license revenues decreased 37% to $181,000 for the six months ended June 30, 2002 from $287,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues, partially offset by royalties for additional third-party technologies of approximately $93,000.

Services.    Cost of services revenues decreased 72% to $302,000 for the six months ended June 30, 2002 from $1.1 million in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in compensation and related expenses of approximately $701,000 from the decrease in the number of encoding, customer service and professional services personnel from 33 to 8 due to our corporate restructuring and expense management initiatives and the write-down of kiosk inventory of approximately $212,000 in the 2001 period due to our de-emphasis in the digital music kiosk business area due to the corporate restructuring.

Non-Cash Cost of Revenues.    Non-cash cost of revenues were $69,000 for the six months ended June 30, 2002 and $181,000 in the comparable period of 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased 72% to $2.2 million for the six months ended June 30, 2002 from $7.7 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $2.1 million from decreases in the number of sales and marketing personnel from 62 to 19 due to the corporate restructuring and expense management initiatives, shared project costs with Radio & Records of approximately $1.2 million, advertising and promotional programs of approximately $227,000, tradeshows of approximately $307,000, travel and entertainment of approximately $335,000, depreciation and amortization of approximately $224,000, customer service and professional services personnel attributable to sales and marketing activities of approximately $375,000, legal fees of approximately $117,000 and allocation of occupancy costs and other overhead of approximately $401,000.

Research and Development.    Research and development expenses decreased 40% to $5.9 million for the six months ended June 30, 2002 from $10.0 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $2.8 million from decreases in the number of personnel from 86 to 51 and outside contractors due to the corporate restructuring and expense management initiatives, travel and entertainment of approximately $172,000, depreciation and amortization of approximately $449,000 and allocation of occupancy costs and other overhead of approximately $368,000.

General and Administrative.    General and administrative expenses decreased 52% to $3.0 million for the six months ended June 30, 2002 from $6.3 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $1.0 million from decreases in the number of personnel from 37 to 17 and outside contractors due to the corporate restructuring and expense management initiatives and a decrease in legal fees of approximately $1.5 million from lower legal activity in patent infringement matters in the 2002 period and decrease in bad debt expense of approximately $1.0 million.

Strategic Marketing—Equity Instruments.    Strategic marketing-equity instruments expense was $0 for the six months ended June 30, 2002 and $652,000 in the comparable period in 2001.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    The total unearned compensation recorded by us from inception to June 30, 2002 was $3.5 million. We recognized $13,000 and $96,000 of stock compensation expense for the six months ended June 30, 2002 and 2001, respectively. We expect quarterly amortization related to those options to be between $5,000 and $3,000 per quarter during the remainder of 2002. These future compensation charges would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

        Restructuring.    The $3.7 million charge in the six months ended June 30, 2001 consists of involuntary employee separation costs of $1.1 million, lease costs of $824,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce, and asset impairment costs of $1.7 million for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines, reductions in workforce and excess facilities.

Other Income (Expense), Net.    Other income (expense), net decreased to $851,000 for the six months ended June 30, 2002 from $2.8 million in the comparable period of 2001. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Loss in Equity Investment.    Our share of losses was $0 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001. We have discontinued recording losses from our investment in Cyber Music Entertainment as we have no contractual or planned obligation to provide funding to Cyber Music Entertainment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At June 30, 2002, we have approximately $81.0 million of cash and cash equivalents.

Net cash used in operating activities was $10.4 million and $19.0 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used for operating activities in the 2002 period was the result of net losses from operations of $10.5 million, depreciation and amortization of $1.3 million, amortization of unearned compensation of $(13,000), non-cash cost of revenue of $69,000 and a net decrease in working capital items of $1.2 million. The net decrease in working capital items include a decrease in accounts receivable of $15,000, decrease in other assets of $471,000, increase in accounts payable of $3,000, decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $13,000. Net cash used for operating activities in the 2001 period was the result of net losses from operations of $25.3 million, depreciation and amortization of $2.2 million, amortization of unearned compensation of $(101,000), strategic marketing–equity instruments charges of $652,000, non-cash cost of revenue of $186,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.1 million, loss in equity investment of $1.1 million, loss on disposal of and write-down of property and equipment of $1.7 million and a net decrease in working capital items of $542,000. The net decrease in working capital items include an increase in accounts receivable of $122,000, decrease in other assets of $176,000, decrease in accounts payable of $1.0 million, increase in accrued liabilities of $457,000 and a decrease in deferred revenue of $250,000.

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