Form 10-Q
period 2002-09-30
LIQUID AUDIO INC
filed 2002-11-15
CIK 1016613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-25977

LIQUID AUDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0421089

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Chesapeake Drive, Redwood City, CA	94063

(Address of principal executive offices)	(Zip Code)

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

☒	Yes	☐	No

As of October 31, 2002, there were 22,802,413 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIQUID AUDIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$81,368	$91,594
Accounts receivable, net	94	130
Other current assets	2,029	1,099

Total current assets	83,491	92,823
Restricted cash	826	826
Property and equipment, net	1,707	3,603
Other assets	72	163

Total assets	$86,096	$97,415

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,185	$1,107
Accrued liabilities	3,702	3,821
Deferred revenue	97	122
Capital lease obligations	4	28
Equipment loan	—	169
Note payable to related party	367	343

Total current liabilities	5,355	5,590

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	203,101	202,969
Unearned compensation	(2)	(43)
Accumulated other comprehensive loss	(66)	(30)
Accumulated deficit	(122,315)	(111,094)

Total stockholders’ equity	80,741	91,825

Total liabilities and stockholders’ equity	$86,096	$97,415

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues:
License	$14	$171	$90	$655
Services	87	214	297	1,001
Business development (related party)	—	890	—	2,304

Total net revenues	101	1,275	387	3,960

Cost of net revenues:
License	71	68	252	355
Services	140	212	442	1,287
Non-cash cost of revenue	13	69	82	250

Total cost of net revenues	224	349	776	1,892

Gross profit (loss)	(123)	926	(389)	2,068

Operating expenses:
Sales and marketing	1,018	2,360	3,203	10,077
Non-cash sales and marketing	(7)	13	(28)	(50)
Research and development	2,434	3,733	8,371	13,694
Non-cash research and development	(3)	10	5	(7)
General and administrative	3,642	1,630	6,653	7,902
Non-cash general and administrative	—	1	—	(15)
Strategic marketing—equity instruments	—	(45)	—	607
Restructuring	798	—	798	3,672

Total operating expenses	7,882	7,702	19,002	35,880

Loss from operations	(8,005)	(6,776)	(19,391)	(33,812)
Other income (expense), net	319	870	1,170	3,705
Sale of intellectual property assets	7,000	—	7,000	—
Net loss in equity investment	—	(154)	—	(1,254)

Net loss	$(686)	$(6,060)	$(11,221)	$(31,361)

Net loss per share:
Basic and diluted	$(0.03)	$(0.27)	$(0.49)	$(1.39)

Weighted average shares	22,761	22,640	22,736	22,589

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,221)	$(31,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,866	3,054
Amortization of unearned compensation	(23)	(76)
Allowance for doubtful accounts and sales returns reserve	—	1,458
Net loss in equity investment	—	1,254
Strategic marketing-equity instruments	—	607
Non-cash cost of revenue	82	254
Loss on disposal of and write-down of property and equipment	115	1,748
Changes in assets and liabilities:
Accounts receivable from third parties	36	344
Accounts receivable from related parties	—	(257)
Other assets	(839)	(698)
Accounts payable	78	(1,755)
Accrued liabilities	(119)	707
Deferred revenue from third parties	(25)	(272)
Deferred revenue from related parties	—	(419)

Net cash used in operating activities	(10,050)	(25,412)

Cash flows from investing activities:
Acquisition of property and equipment	(85)	(792)
Proceeds from sale of fixed assets	—	33
Sales (purchases) of short-term investments, net	—	27,384
Equity investment	—	(165)

Net cash provided by (used in) investing activities	(85)	26,460

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	114	170
Payments made under capital leases	(24)	(96)
Payments made under equipment loan	(169)	(442)

Net cash used in financing activities	(79)	(368)

Effect of exchange rates on cash and cash equivalents	(12)	(69)

Net increase (decrease) in cash and cash equivalents	(10,226)	611
Cash and cash equivalents at beginning of period	91,594	96,398

Cash and cash equivalents at end of period	$81,368	$97,009

Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing agreements	$82	$126
Issuance of common stock in connection with strategic marketing agreements	—	735

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

Basis of presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

          These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2002.

Liquidity and capital resources

          The Company has incurred losses and negative cash flows from operations for every year since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of approximately $11.2 million and negative cash flows from operations of $10.1 million. As of September 30, 2002, the Company had an accumulated deficit of approximately $122.3 million. The Company expects to incur operating losses and negative cash flows through at least 2003. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect the Company’s ability to achieve its intended business objectives.

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

LIQUID AUDIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted cash

          At September 30, 2002, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease.

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

Recent accounting pronouncements

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

NOTE 2 – BALANCE SHEET COMPONENTS:

          The components of accounts receivable from third parties, net are as follows (in thousands):

	September 30, 2002	December 31, 2001

Accounts receivable from third parties, net:
Accounts receivable	$414	$455
Less: allowance for doubtful accounts	(320)	(325)

	$94	$130

          The allowance for doubtful accounts decreased by $0 and $(52,000) for the nine months ended September 30, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts were $5,000 and $48,000 for the nine months ended September 30, 2002 and 2001, respectively.

          The components of accounts receivable from related parties, net are as follows (in thousands):

	September 30, 2002	December 31, 2001

Accounts receivable from related parties, net:
Accounts receivable	$—	$1,555
Less: allowance for doubtful accounts	—	(1,555)

	$—	$—

          The allowance for doubtful accounts increased by $0 and $1,510,000 for the nine months ended September 30, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts were $1,555,000 and $0 for the nine months ended September 30, 2002 and 2001, respectively.

LIQUID AUDIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          The components of property and equipment are as follows (in thousands):

	September 30, 2002	December 31, 2001

Property and equipment:
Computer equipment and purchased software	$10,968	$11,016
Website and software development costs	235	235
Furniture and fixtures	9	555
Leasehold improvements	157	599

	11,369	12,405
Less: Accumulated depreciation and amortization	(9,662)	(8,802)

	$1,707	$3,603

          Property and equipment includes $70,000 and $99,000 of equipment under capital leases at September 30, 2002 and December 31, 2001, respectively. Accumulated depreciation and amortization for equipment under capital leases was $70,000 and $95,000 at September 30, 2002 and December 31, 2001, respectively. Depreciation expense for the nine months ended September 30, 2002 and 2001 was $491,000 and $1,934,000, respectively. Amortization expense for purchased software, website and software development costs for the nine months ended September 30, 2002 and 2001 was $95,000 and $259,000, respectively. Unamortized purchased software, website and software development costs was $413,000 and $672,000 at September 30, 2002 and December 31, 2001, respectively.

          The components of accrued liabilities are as follows (in thousands):

	September 30, 2002	December 31, 2001

Accrued liabilities:
Compensation and benefits	$1,054	$1,124
Consulting and professional services	1,841	1,357
Restructuring (Note 7)	74	523
Other	733	817

	$3,702	$3,821

NOTE 3 – RELATED PARTIES:

Investments in related parties

          The Company owns 1.75% of the outstanding shares of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan (“LAJ”), and accounts for its investment under the equity method of accounting. The investment was written down to its fair value of $0 at December 31, 2001.

          Licensing and reseller agreements with Liquid Audio Korea Co. Ltd., Liquid Audio Greater China and Liquid Audio South East Asia through the strategic partner were terminated in 2001. No revenue was recorded in the nine months ended September 30, 2002 and $2,304,000 was recorded in the nine months ended September 30, 2001.

Total business development revenue

          Total business development revenues are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cyber Music Entertainment and strategic partner	$—	$890	$—	$1,836
Liquid Audio Greater China and strategic partner	—	—	—	468

	$—	$890	$—	$2,304

          The total fees earned from Cyber Music Entertainment and Liquid Audio Greater China relate to software licensing and maintenance fees in the periods indicated.

NOTE 4 – COMPREHENSIVE LOSS:

          Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments and unrealized gains on investments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Comprehensive loss:
Net loss	$(686)	$(6,060)	$(11,221)	$(31,361)
Foreign currency translation adjustments	(11)	(3)	(36)	(50)
Unrealized gain on investments	—	—	—	16

	$(697)	$(6,063)	$(11,257)	$(31,395)

NOTE 5 – NET LOSS PER SHARE:

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

          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(686)	$(6,060)	$(11,221)	$(31,361)

Denominator:
Weighted average shares	22,761	22,645	22,737	22,597
Weighted average unvested common shares subject to repurchase	—	(5)	(1)	(8)

Denominator for basic and diluted calculation	22,761	22,640	22,736	22,859

Net loss per share:
Basic and diluted	$(0.03)	$(0.27)	$(0.49)	$(1.39)

          The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Common stock options	2,156	3,080	2,156	3,080
Common stock warrants	431	875	431	875
Unvested common stock subject to repurchase	—	5	—	5

	2,587	3,960	2,587	3,960

NOTE 6 - STRATEGIC MARKETING — EQUITY AGREEMENTS:

          In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At September 30, 2002, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

          In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. At September 30, 2002, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

          In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the nine months ended September 30, 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. Warrants to purchase 83,334 shares of common stock expired in September 2002. At September 30, 2002, warrants to purchase 166,666 shares of common stock are outstanding and expire in September 2003.

          In July 2000, the Company signed an agreement with Virgin Holdings, Inc. (“Virgin”), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using the Company’s technology. Pursuant to this agreement, the Company issued 150,000 shares of common stock to Virgin. These shares were valued at $1,181,000 and were recognized as strategic marketing-equity instruments expense ratably over the one-

year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in the nine months ended September 30, 2001.

          In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of common stock to BMG. These shares were valued at $195,000 and which was recognized as non-cash cost of net revenues ratably over the one-year term of the agreement. As a result, $144,000 was recognized as non-cash cost of net revenues in the nine months ended September 30, 2001. Additionally, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $110,000 was recognized as non-cash cost of net revenues in the nine months ended September 30, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. The Company has the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG fails to make available to the Company a specified minimum number of sound recordings in a specific time period. BMG failed to make available the minimum number of sound recordings in the specific time period, and accordingly in August 2002 the Company terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $82,000 as non-cash cost of revenues in the nine months ended September 30, 2002 related to the warrants. At September 30, 2002, no warrants to purchase common stock are outstanding.

NOTE 7 – RESTRUCTURINGS:

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

          In September 2002, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated, de-emphasis of the Liquid Player product line and in preparation for the proposed merger with Alliance Entertainment Corporation (see Note 9—Merger). A restructuring charge of $798,000 was recorded in operating expense in the three months ended September 30, 2002. The restructuring charge included involuntary separation costs of $528,000 for 23 employees worldwide, asset impairment costs of $115,000 for property and equipment, furniture and fixtures, computer software for assets no longer in use from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

          A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total

Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	—	523	—	523
Severance and benefits	528	—	—	528
Lease costs	—	155	—	155
Property and equipment impairment	—	—	115	115

Total	528	678	115	1,321
Cash paid	(454)	(678)	—	(1,132)
Non-cash	—	—	(115)	(115)

Restructuring reserve balance at September 30, 2002	$74	$—	$—	$74

          Remaining cash expenditures related to severance and benefits will be paid in the fourth quarter of 2002.

NOTE 8 – CONTINGENCIES AND LEGAL PROCEEDINGS:

          On August 27, 2002, MM Companies, Inc. (“MM Companies,” formerly musicmaker.com, Inc.) filed a lawsuit against the Company, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to the Company’s board of directors. MM Companies’ complaint alleged that the defendants’ decision to expand the Company’s board of directors was in violation of Delaware law. MM Companies further alleged that the defendants’ actions were taken solely to interfere with the vote of the stockholders of the Company and to deny MM Companies and other stockholders of the Company a substantial presence on the Company’s board of directors. On October 1, 2002, MM Companies amended its complaint to add James D. Somes and Judith N. Frank, the Company’s newly appointed directors, as named defendants. The amended complaint alleged that the board of directors’ decision to expand the size of the board of directors and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MM Companies’ application for relief and approved the board of directors’ appointment of two additional directors. On October 23, 2002, the Chancery Court entered a Final Order and Judgment. MM Companies filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware on October 30, 2002. The Company has filed an opposition to MM Companies’ motion for expedited proceedings and is awaiting a ruling from the Court. The Company intends to vigorously defend against MM Companies’ appeal of this action.

          On August 21, 2002, the Company filed a lawsuit against MM Companies, Inc. and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York. The Company asked the Court to prohibit MM Companies and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of the Company, and sought compensatory and punitive damages as a result of their alleged violations. The Company’s complaint alleged that MM Companies failed to register as an investment company under the Investment Company Act of 1940 and that its purchase of the Company’s shares and subsequent proxy contest to take control of the Board was, therefore, in violation of that Act. The complaint also charged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the SEC and that, in the course of its contest, Steel Partners has distributed false and misleading statements to the Company’s stockholders. The Company sought to enjoin MM Companies from continuing its campaign to take control of the Company and from communicating to the Company’s stockholders. In addition, the Company sought to require Steel Partners to comply with the SEC’s proxy rules, to retract its recent press release concerning the Company’s proposed merger with Alliance Entertainment Corp. (“Alliance”) and to disseminate corrective disclosure. On September 20, 2002, the Company and Steel Partners entered into a stipulation of settlement pursuant to which both parties agreed that Steel Partners would not issue any press release or other public dissemination regarding the Company until the earlier of the Company’s stockholders meeting on the proposed merger or December 31, 2002. The restrictions on Steel Partners no longer apply because the merger agreement between the Company and Alliance has been terminated.

          On July 23, 2002, MM Companies, Inc. filed an action in Delaware Chancery Court against the Company, each member of the Company’s board of directors, and Alliance. The complaint alleges that the directors of the Company and Alliance violated their fiduciary duties by entering into the merger and approving the merger agreement, and that the Company’s directors further violated their fiduciary duties by making certain changes to the Company’s shareholders rights plan. Alliance is alleged to have aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. According to the complaint, the plaintiff is seeking, among other things, to (i) invalidate the merger agreement, (ii) prevent the Company or Alliance from taking any actions to effectuate or enforce the merger agreement, the merger of the Company or Alliance, or the self tender-offer, (iii) direct the Company’s board of directors to restore the “trigger” of the Company’s shareholders rights plan to 15%, (iv) prevent enforcement of the Company’s shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for the Company’s annual meeting, (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MM Companies filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MM Companies withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. To date, no amended complaint has been filed. If MM Companies elects to pursue its claims in this matter, the Company intends to vigorously defend the action.

          On May 3, 2002, MM Companies, Inc. filed an action in the Delaware Chancery Court, pursuant to Title 8 Delaware Code section 211, seeking to compel the Company to hold an annual meeting of stockholders. The Company moved to dismiss on the grounds that the court lacked subject matter jurisdiction as 13 months had not elapsed since the Company’s last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the board of directors set July 1, 2002 as the date for the 2002 Annual meeting and the Company’s motion to dismiss was held in abeyance. On June 13, 2002, the Company publicly announced the execution of the original merger agreement and announced that, in light of the merger, the Company’s board of directors had determined to postpone the 2002 annual meeting. The next day, MM Companies filed an amended complaint requesting that the court order the Company to hold its annual meeting on July 1, 2002. The court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing and by Order dated July 24, 2002, the court granted the Company’s request that the annual meeting be scheduled for September 26, 2002.

          In October 2001, two lawsuits were filed in Delaware Chancery Court naming the Company and certain of its officers and directors as defendants. Both actions related to the Company’s response to recent acquisition offers and purported to be class actions brought on behalf of the Company’s stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and the Company. The complaint alleges that defendants had breached their fiduciary duties owed to the Company’s stockholders in connection with the Company’s response to acquisition offers from Steel Partners II, LLP and an investor group formed by MM Companies, Inc. The complaint seeks, among other things, a court order barring the Company from adopting or maintaining measures that would make the Company less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, the Company has not responded to the complaint, nor has the court set a date for discovery cutoff or trial. The Company intends to vigorously defend the action. There is no assurance concerning the outcome of this action, or whether it will have a material effect on the Company’s financial condition or business operations.

          On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against the Company in the United States District Court for the Western District of Washington (Seattle). The suit alleges that the Company infringes the claims of United States Patent No. 6,073,124. NCI requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The Company was served with the Complaint on

November 2, 2001 and subsequently submitted its answer and included counterclaims. The Company also filed a motion for summary judgment in November 2001. In March 2002, the Company’s motion for summary judgment was denied and in August 2002, the Company filed an amended motion for summary judgment. On October 30, 2002, the motion for summary judgment of non-infringement was denied, but the Court did adopt the Company’s claim construction of a key term of the patent. In addition, NCI has filed for Chapter 11 bankruptcy protection. There is no assurance concerning the outcome of this lawsuit, whether it will have a material effect on the Company’s financial condition or business operations, or the effect of NCI’s bankruptcy filing on the lawsuit.

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

NOTE 9 – MERGER:

          On June 12, 2002, the Company signed a definitive merger agreement with Alliance Entertainment Corp. (“Alliance”), a privately-held home entertainment product distribution, fulfillment and infrastructure company. On July 14, 2002, the Company and Alliance executed an amended and restated merger agreement that modified certain terms of the previously announced merger agreement. On November 8, 2002, the Company and Alliance agreed to terminate the merger agreement. The Company paid a termination fee of $2,100,000 to Alliance in November 2002.

NOTE 10 – PREFERRED STOCK RIGHTS AGREEMENT:

      On July 14, 2002, the Company’s Board of Directors approved an amendment to the Company's Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10 percent or more of the outstanding shares of the Company’s common stock. Prior to such amendment, the beneficial ownership threshold was 15 percent.

NOTE 11 – SALE OF INTELLECTUAL PROPERTY ASSETS:

          In September 2002, the Company entered into an agreement with Microsoft Corp. (“Microsoft”) that enables Microsoft to acquire the domestic and foreign rights to the Company’s patents for cash consideration of $7,000,000. Since its inception, the Company has been awarded several key patents related to its technology and product architecture. These include patents in the areas of digital rights management (“DRM”), technology for secure content transfer to portable devices and the ability to honor territorial restrictions for digital music content. The Company had not previously capitalized any costs with respect to the patents. In addition to the cash consideration, the Company will receive a perpetual royalty-free license to continue using the patented technology in its digital distribution system. There are no restrictions to the use of the patents under this royalty-free license other than allowing only one transfer of such royalty-free license to another entity. The $7,000,000 is recorded as Sale of Intellectual Property Assets in the three months ended September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “intend” or other similar words. These words, however, are not the exclusive means by which you can identify these statements. Examples of such forward-looking statements include, but are not limited to: statements about future expectations; statements containing projections of results of operations or of financial conditions; statements characterizing future events or circumstances; and statements about the market acceptance of our products and services. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to the growth and viability of the digital music market, the adoption of security standards for digital music, the acceptance of our platform by consumers, our ability to obtain content and our history of losses. We have based all forward-looking statements included in Management’s Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth under the caption “Additional Factors Affecting Future Results” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

          In early 1999, we began to place greater emphasis on developing and marketing our digital music delivery services. Since that time, we have invested significant resources to increase our distribution reach by expanding the LMN, building our syndicated music catalog available for sale, actively participating in standards initiatives and establishing our international presence. As a provider of digital music delivery services, we expect our revenue sources to expand beyond software license sales to include sales of digital recorded music and digital music subscriptions. Revenues from digital music sales and transaction fees from our music delivery services represented less than 25%, 7% and 6% of total net revenues in the nine months ended September 30, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. Our Liquid Music Network began offering syndicated music through music retailer websites in the third quarter of 1999.

Business Development Revenue

          Business development revenues as a percentage of total net revenues were 0%, 61% and 63% in the nine months ended September 30, 2002 and the twelve months ended December 31, 2001 and 2000, respectively. Liquid Audio Korea (“LAK”), Liquid Audio Greater China (“LAGC”), Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd., and Liquid Audio Japan (“LAJ”) stopped making their contractual payments as scheduled in the third quarter of 2000, fourth quarter of 2000, first quarter of 2001 and the second quarter of 2001, respectively, due to deterioration of their financial condition and lack of funds available to meet their contractual payment obligations. We have been unsuccessful in receiving any additional contractual payments from these customers, and, as a result of the financial condition of these customers, we do not anticipate that such customers will be a source of additional revenue or that we will receive payments owed for existing contractual arrangements.

          In June 2001, we and LAJ mutually agreed to terminate the licensing and reseller agreements (the “Agreements”) between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber Music Entertainment (“CME”) and no longer distributes our technology nor utilizes our digital distribution platform to offer services to the Japanese music market. Effective September 30, 2001, CME ceased using Liquid Audio trademarks, including the company name, and returned all of our products, technology and licenses. We do not believe we have any outstanding obligations in connection with the Agreements. As a result, we recognized the remaining deferred revenue balance of $890,000, which had been paid in cash, from CME in the three months ended September 30, 2001. In October 2001, we established a new office in Tokyo to build new relationships with label, retail and consumer electronic companies directly. This office was closed in July 2002.

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

Corporate Restructurings

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

          In September 2002, we adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated, de-emphasis of the Liquid Player product line and in preparation for a proposed merger with Alliance Entertainment Corporation (“Alliance), which we agreed to terminate on November 8, 2002 (see “The Terminated Merger with Alliance” below). A restructuring charge of $798,000 was recorded in operating expense in the three months ended September 30, 2002. The restructuring charge included involuntary separation costs of $528,000 for 23 employees worldwide, asset impairment costs of $115,000 for property and equipment, furniture and fixtures, computer software for assets no longer in use from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

          At September 30, 2002, we have a remaining $74,000 restructuring accrual balance related to severance and benefits. This accrual was paid in October 2002.

The Terminated Merger with Alliance

          On June 12, 2002, we signed a definitive merger agreement with Alliance, which was subsequently amended on July 14, 2002However, on Novemer 8, 2002, we announced that we and Alliance agreed to terminate the merger agreement. We paid a termination fee of $2.1 million to Alliance in November 2002. We are evaluating various alternatives for maximizing shareholder value.

Sale of Intellectual Property Assets

          In September 2002, we entered into an agreement with Microsoft Corp. (“Microsoft”) that enables Microsoft to acquire the domestic and foreign rights to our patents for cash consideration of $7,000,000. Since our inception, we have been awarded several key patents related to our technology and product architecture. These include patents in the areas of digital rights management (“DRM”), technology for secure content transfer to portable devices and the ability to honor territorial restrictions for digital music content. We had not previously capitalized any costs with respect to the patents. In addition to the cash consideration, we will receive a perpetual royalty-free license to continue using the patented technology in its digital distribution system. There are no restrictions to the use of the patents under this royalty-free license other than allowing only one transfer of such license to another entity. The $7,000,000 is recorded as Other Income in the three months ended September 30, 2002.

Historical and Future Financial Results

          We have a limited operating history upon which investors may evaluate our business and prospects. Since inception we have incurred significant losses, and as of September 30, 2002 we had an accumulated deficit of approximately $122.3 million. We expect to incur additional losses and continued negative cash flow from operations through at least 2003. Our revenues may not increase or even continue at their current levels and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the digital delivery of recorded music. We may not be successful in addressing these risks, and our failure to do so would harm our business.

Results of Operations

          The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statement of operations as a percentage of total net revenues.  The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues:
License	14%	13%	23%	17%
Services	86	17	77	25
Business development (related party)	—	70	—	58

Total net revenues	100	100	100	100
Cost of net revenues:
License	70	5	65	9
Services	139	17	114	33
Non-cash cost of revenue	13	5	21	6

Total cost of net revenues	222	27	200	48

Gross profit (loss)	(122)	73	(100)	52

Operating expenses:
Sales and marketing	1,008	185	828	254
Non-cash sales and marketing	(7)	1	(7)	(1)
Research and development	2,410	293	2,163	345
Non-cash research and development	(3)	1	1	—
General and administrative	3,606	128	1,719	200
Non-cash general and administrative	—	—	—	—
Strategic marketing-equity instruments	—	(4)	—	15
Restructuring	790	—	206	93

Total operating expenses	7,804	604	4,910	906

Loss from operations	(7,926)	(531)	(5,010)	(854)
Other income (expense), net	316	68	302	94
Sale of intellectual property assets	6,931	—	1,809	—
Net loss in equity investment	—	(12)	—	(32)

Net loss	(679)%	(475)%	(2,899)%	(792)%

Three Months Ended September 30, 2002 and 2001

Total Net Revenues

          Total net revenues decreased 92% to $101,000 for the three months ended September 30, 2002 from $1.3 million in the comparable period of 2001.

          License.  License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 92% to $14,000 for the three months ended September 30, 2002 from $171,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software licensing resulting from the expiration of an OEM bundling agreement with a major consumer electronics company and the transitioning of our Liquid Player software licensing strategy from bundling, for a per-unit fee, with OEM products in the 2001 period, to bundling for free with OEM products in exchange for potential future upgrade licensing revenues from consumers of those OEM products in the 2002 period. We compete with other companies that offer music player software for free to OEMs, and such arrangements usually limit the bundling arrangements of a music player to only one vendor.

Accordingly, there is no assurance that we will be able to displace existing bundling arrangements that OEMs may have with our competitors.

          Services.  Services revenues primarily consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 59% to $87,000 for the three months ended September 30, 2002 from $214,000 in the comparable period of 2001. This decrease was due to decrease in maintenance fees resulting from lower software license fees, decrease of hosting fees from the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring, disappearance of revenue from Liquid Muze Previews service due to the termination of the agreement with Muze, decrease in encoding and decrease in promotion and advertising services resulting from the softness in the Internet advertising market.

          Business Development (Related Party).  Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners the right to license and use our digital recorded music delivery technology. Business development revenues decreased to $0 for the three months ended September 30, 2002 from $890,000 in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner, Epi Entertainment Group, Ltd. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Japan. We do not expect to derive significant revenue from business development arrangements in the foreseeable future.

          In the three months ended September 30, 2002, approximately 26% of total net revenues came from sales to two customers, Country Music Hall of Fame and Rhino Records. In the three months ended September 30, 2001, approximately 70% of total net revenues came from sales to one customer, Liquid Audio Japan. International revenues represented approximately 11% and 70% of total net revenues in the three months ended September 30, 2002 and 2001, respectively.

Total Cost of Net Revenues

          Our gross profit (loss) decreased to approximately (122)% of total net revenues for the three months ended September 30, 2002 from approximately 73% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 36% to $224,000 in the 2002 period from $349,000 in the 2001 period.

          License.  Cost of license revenues primarily consists of royalties paid for third-party technology and costs of documentation, duplication and packaging. Cost of license revenues increased 4% to $71,000 for the three months ended September 30, 2002 from $68,000 in the comparable period of 2001. Cost of license revenues increased due to royalties for additional third-party technologies.

          Services.  Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 34% to $140,000 for the three months ended September 30, 2002 from $212,000 in the comparable period of 2001. The decrease in cost of services revenues was due to the reduction in compensation and related expenses of approximately $82,000 from the decrease in the number of encoding, customer service and professional services personnel from 10 to 5 due to our corporate restructuring and expense management initiatives.

          Non-Cash Cost of Revenues.  Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment (“BMG”) to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $21,000 was recognized as non-cash cost of revenues in the three months ended September 30, 2001. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested, based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $21,000 was recognized as non-cash cost of revenues for the three months ended September 30, 2001. The remaining warrants to purchase common shares vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We have the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG fails to make available to us a specified minimum number of sound recordings in a specific time period. BMG failed to make the minimum number of sound recordings in the specific time period, and accordingly in August 2002, we terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $13,000 as non-cash cost of revenue in the three months ended September 30, 2002 related to the remaining warrants. Such warrants were valued at the fair market value of our common stock at each vesting date. Stock compensation expense for customer service, encoding and professional services personnel were $0 in the three months ended September 30, 2002 and 2001. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

          Sales and Marketing.  Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 57% to $1.0 million for the three months ended September 30, 2002 from $2.4 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $605,000 from decreases in the number of sales and marketing personnel from 31 to 9 due to our corporate restructuring and expense management initiatives, shared project costs with Radio & Records of approximately $225,000, travel and entertainment of approximately $142,000, tradeshows of approximately $34,000, depreciation and amortization of approximately $53,000 and allocation of occupancy costs and other overhead of approximately $103,000.

          Research and Development.  Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 35% to $2.4 million for the three months ended September 30, 2002 from $3.7 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $866,000 from decreases in the number of personnel, from 66 to 23, and outside contractors due to our corporate restructuring and expense management initiatives and depreciation and amortization of approximately $179,000.

          General and Administrative.  General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 123% to $3.6 million for the three months ended September 30, 2002 from $1.6 million in the comparable period of 2001. This increase was due to expenses related to the terminated merger with Alliance, including legal fees of approximately $1.1 million, investment banker fees of  $350,000, independent accountant fees of approximately $183,000 and SEC filing fees of approximately $58,000. Other increases include legal expenses of approximately $617,000 related to litigation with MM Companies, Inc., directors and officers insurance of approximately $305,000 and allocation of occupancy costs and other overhead of approximately $71,000. These increases were partially offset by the reduction in compensation and related expenses of approximately $270,000 from decreases in the number of personnel, from 20 to 10, and outside contractors due to our corporate restructuring and expense management initiatives, decrease in bad debt expense of approximately $397,000, decrease in office moving expenses of approximately $100,000 and a decrease in legal fees of approximately $100,000 from lower legal activity in patent infringement matters in the 2002 period. In connection with the terminated merger with Alliance, we paid a termination fee of $2.1 million to Alliance in November 2002.

          Strategic Marketing—Equity Instruments.  Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $0 and $(45,000) in the three months ended September 30, 2002 and 2001, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In the three months ended September 30, 2001, $0, $0 and $(45,000) were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin Holdings, Inc. (“Virgin”), an affiliate of EMI Recorded Music, to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of common stock to Virgin. These shares were valued at $1.2 million and recognized ratably over the one-year term of the agreement. As a result, $0 was recognized as strategic marketing-equity instruments expense in the three months ended September 30, 2001.

          Non-Cash Sales and Marketing, Research and Development and General and Administrative.  Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to September 30, 2002 was $3.5 million. We recognized $(10,000) and $24,000 of stock compensation expense for the three months ended September 30, 2002 and 2001, respectively. We expect quarterly amortization related to those options to be less than $2,000 in the fourth quarter of 2002. This future compensation charge would be reduced if sales and marketing, research and development and general and administrative employees who hold the applicable options terminate employment prior to the expiration of their option vesting period.

          Restructuring.  Restructuring charge relates to costs associated with our corporate restructuring program adopted in July 2002. The $798,000 charge in the three months ended September 30, 2002 consists of involuntary employee separation costs of $528,000, and asset impairment costs of $115,000 for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines and reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

          Other Income (Expense), Net.  Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $319,000 for the three months ended September 30, 2002 from $870,000 in the comparable period of 2001. The decrease is due to the decrease in interest income of approximately $586,000 from lower average cash and cash equivalent balances resulting from cash used in operating activities and lower interest rates.

          Sale of Intellectual Property Assets.  Sale of intellectual property assets relates to the sale of our patents to Microsoft Corporation for $7.0 million.

          Loss in Equity Investment.  Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $0 and $154,000 for the three months ended June 30, 2002 and 2001, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2001.

Nine Months Ended September 30, 2002 and 2001

Total Net Revenues

          Total net revenues decreased 90% to $387,000 for the nine months ended September 30, 2002 from $4.0 million in the comparable period of 2001.

          License.  License revenues decreased 86% to $90,000 for the nine months ended September 30, 2002 from $655,000 in the comparable period of 2001. This decrease was due to lower Liquid Player software licensing resulting from the expiration of an OEM bundling agreement with a major consumer electronics company and the transitioning of our Liquid Player software licensing strategy from bundling, for a per-unit fee, with OEM products in the 2001 period, to bundling for free with OEM products in exchange for potential future upgrade licensing revenues from consumers of those OEM products in the 2002 period. We compete with other companies that offer music player software for free to OEMs, and such arrangements usually limit the bundling arrangements of a music player to only one vendor. Accordingly, there is no assurance that we will be able to displace existing bundling arrangements that OEMs may have with our competitors.

          Services.  Services revenues decreased 70% to $297,000 for the nine months ended September 30, 2002 from $1.0 million in the comparable period of 2001. This decrease was due to disappearance of revenue from Liquid Muze Previews service due to the termination of the agreement with Muze, decrease in encoding services from the expiration of a contract with Microsoft, decrease of hosting fees from the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring, decrease in maintenance fees resulting from lower software license fees, decrease in kiosk-related equipment sales from the de-emphasis in digital music kiosks in connection with our corporate restructuring and decrease in promotion and advertising services resulting from the softness in the Internet advertising market.

          Business Development (Related Party).  Business development revenues decreased to $0 for the nine months ended September 30, 2002 from $2.3 million in the comparable period of 2001. The decrease was due to the termination of our agreements in 2001 with Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. Revenue for the 2001 period relates solely to software licensing and related maintenance revenues earned from Liquid Audio Japan and Liquid Audio Greater China.

Total Cost of Net Revenues

          Our gross profit (loss) decreased to approximately (100)% of total net revenues for the nine months ended September 30, 2002 from approximately 52% of total net revenues in the comparable period of 2001. Total cost of net revenues decreased 59% to $776,000 for the nine months ended September 30, 2002 from $1.9 million in the comparable period of 2001.

          License.  Cost of license revenues decreased 29% to $252,000 for the nine months ended September 30, 2002 from $355,000 in the comparable period of 2001. Cost of license revenues decreased due to lower license revenues, partially offset by royalties for additional third-party technologies of approximately $28,000.

          Services.  Cost of services revenues decreased 66% to $442,000 for the nine months ended September 30, 2002 from $1.3 million in the comparable period of 2001. The decrease in cost of services revenues was due the reduction in compensation and related expenses of approximately $874,000 from the decrease in the number of encoding, customer service and professional services personnel from 33 to 5 due to our corporate restructuring and expense management initiatives and the write-down of kiosk inventory of approximately $212,000 in the 2001 period due to our de-emphasis in the digital music kiosk business area due to the corporate restructuring, partially offset by fees paid to a major label content provider of approximately $56,000 in the 2002 period.

          Non-Cash Cost of Revenues.  Non-cash cost of revenues were $82,000 for the nine months ended September 30, 2002 and $250,000 in the comparable period of 2001. The decrease was due to the 50,000 shares of common stock issued to BMG in December 2000, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement, and stock compensation expense for customer service, encoding and professional services personnel being fully amortized in 2001.

Operating Expenses

          Sales and Marketing.  Sales and marketing expenses decreased 68% to $3.2 million for the nine months ended September 30, 2002 from $10.1 million in the comparable period of 2001. This decrease was due to the reduction in compensation and related expenses of approximately $2.7 million from decreases in the number of sales and marketing personnel from 62 to 9 due to our corporate restructuring and expense management initiatives, shared project costs with Radio & Records of approximately $1.4 million, travel and entertainment of approximately $479,000, customer service and professional services personnel attributable to sales and marketing activities of approximately $375,000, tradeshows of approximately $341,000, depreciation and amortization of approximately $277,000, legal fees of approximately $169,000, direct marketing costs of approximately $109,000, advertising of approximately $80,000, telephone expenses of approximately $78,000, marketing materials of approximately $74,000, public relations expenses of approximately $73,000 and allocation of occupancy costs and other overhead of approximately $504,000.

          Research and Development.  Research and development expenses decreased 39% to $8.4 million for the nine months ended September 30, 2002 from $13.7 million in the comparable period of 2001. This decrease was primarily due to the reduction in compensation and related expenses of approximately $3.7 million from decreases in the number of personnel, from 86 to 23, and outside contractors due to our corporate restructuring and expense management initiatives, depreciation and amortization of approximately $628,000, travel and entertainment of approximately $197,000, data communications expense of approximately $88,000 and allocation of occupancy costs and other overhead of approximately $200,000.

          General and Administrative.  General and administrative expenses decreased 16% to $6.6 million for the nine months ended September 30, 2002 from $7.9 million in the comparable period of 2001. This decrease was primarily due to the reduction in compensation and related expenses of approximately $1.6 million from decreases in the number of personnel, from 37 to 10, and outside contractors due to our corporate restructuring and expense management initiatives and decreases in legal fees of approximately $1.8 million from lower legal activity in patent infringement matters in the 2002 period, bad debt expense of approximately $1.4 million, office moving expenses of approximately $236,000, depreciation and amortization of approximately $134,000, audit fees of approximately $100,000, dues and subscriptions of approximately $92,000 and travel and entertainment of approximately $109,000, partially offset by costs related to the terminated merger with Alliance, including legal fees of approximately $1.1 million, investment banker fees of $650,000, independent accountant fees of approximately $183,000 and SEC filing fees of approximately $58,000. Additionally, the 2002 period included increases in allocation of occupancy costs and other overhead of approximately $851,000, legal expenses of approximately $617,000 related to litigation with MM Companies, Inc., directors and officers insurance of approximately $430,000, office rent expense of approximately $162,000 and director remuneration of approximately $105,000. In connection with the terminated merger with Alliance, we paid a termination fee of $2.1 million to Alliance in November 2002.

          Strategic Marketing—Equity Instruments.  Strategic marketing-equity instruments expense was $0 for the nine months ended September 30, 2002 and $607,000 in the comparable period in 2001.

          Non-Cash Sales and Marketing, Research and Development and General and Administrative.  We recognized $(23,000) and $(72,000) of non-cash sales and marketing, research and development and general and administrative expenses for the nine months ended September 30, 2002 and 2001, respectively.

          Restructuring.  Restructuring charge was $798,000 and $3.7 million for the nine months ended September 30, 2002 and 2001, respectively.

          Other Income (Expense), Net.  Other income (expense), net decreased to $1.2 million for the nine months ended September 30, 2002 from $3.7 million in the comparable period of 2001. The decrease was due to the decrease in interest income from lower average cash and cash equivalent balances resulting from cash used in operating activities and lower interest rates.

          Sale of Intellectual Property Assets.  Sale of intellectual property assets relates to the sale of our patents to Microsoft Corporation for $7.0 million.

          Net Loss in Equity Investment.  Net loss in equity investment was $0 and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

          Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of September 30, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock through September 1998. At September 30, 2002, we had approximately $81.4 million of cash and cash equivalents.

          Net cash used in operating activities was $10.1 million and $25.4 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used for operating activities in the 2002 period was the result of net losses from operations of $11.2 million, depreciation and amortization of $1.9 million, amortization of unearned compensation of $(23,000), non-cash cost of revenue of $82,000, loss on disposal of and write-down of property and equipment of $115,000 and a net decrease in working capital items of $869,000. The net decrease in working capital items include a decrease in accounts receivable of $36,000, increase in other assets of $839,000, increase in accounts payable of $78,000, decrease in accrued liabilities of $119,000 and a decrease in deferred revenue of $25,000. Net cash used for operating activities in the 2001 period was the result of net losses from operations of $31.4 million, depreciation and amortization of $3.1 million, amortization of unearned compensation of $(76,000), strategic marketing–equity instruments charges of $607,000, non-cash cost of revenue of $254,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, loss in equity investment of $1.3 million, loss on disposal of and write-down of property and equipment of $1.7 million and a net decrease in working capital items of $2.4 million. The net decrease in working capital items include a decrease in accounts receivable of $87,000, increase in other assets of $698,000, decrease in accounts payable of $1.8 million, increase in accrued liabilities of $707,000 and a decrease in deferred revenue of $691,000.

          Net cash provided by (used in) investing activities was $(85,000) and $26.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities in the 2002 period was due to acquisition of property and equipment. Net cash provided by investing activities in the 2001 period was primarily due to net sales of short-term investments of $27.4 million, partially offset by acquisition of property and equipment of $792,000.

          Net cash used in financing activities was $79,000 and $368,000 for the nine months ended September 30, 2002 and 2001, respectively. The net cash used in financing activities for both periods is due primarily to payments made under our equipment loan and capital leases, partially offset by issuance of common stock under the employee stock purchase plan.

          In connection with the terminated merger with Alliance, we paid a termination fee of $2.1 million to Alliance in November 2002.

          We had a bank equipment loan facility that provided for advances of up to $3.0 million through November 1999. Borrowings under the equipment loan facility were repayable in monthly installments over three years and bore interest at the bank’s prime interest rate plus 0.25%. Borrowings were collateralized by the related equipment and other assets. Under the equipment loan facility, we had borrowed amounts totaling $1.8 million through September 30, 2002, and no amounts are outstanding as of September 30, 2002. Our other significant commitments consist of obligations under non-cancelable operating leases, which totaled $5.7 million as of September 30, 2002 and are payable in monthly installments through 2005 and a note payable to related party in the amount of $367,000 that was issued in the three months ended March 31, 1999. The note payable to related party is repayable in Japanese yen and bears interest at 0.5% above a Japanese bank’s prime rate. The principal is due on December 31, 2003, with quarterly interest payments. The terms of the strategic related partner note payable require us to make quarterly interest payments. At September 30, 2002, we were not in compliance with the interest payment requirement. We are currently applying for a waiver from the strategic related partner with respect to our non-compliance with making quarterly interest payments. To obtain a waiver, we may have to make payments of all interest due to date and additional default interest of 10% on unpaid amounts outstanding, which has been accrued at September 30, 2002. As a result of our default of these payments, the strategic related partner has a right to accelerate payment of all amounts outstanding under the note payable and demand immediate full payment of all amounts due, including outstanding interest and penalties. Accordingly, we have classified the outstanding balance under the note payable as a current liability. If we are successful in obtaining a waiver from the strategic partner, then the note payable will be reclassified as a long-term liability.

          In the past, we derived a significant portion of our revenues from business development fees from relationships with our international partners, including Liquid Audio Japan, Liquid Audio Korea, Liquid Audio Greater China and Liquid Audio South East Asia through our strategic partner. We terminated our relationships with these partners in 2001. Consequently, we do not expect additional revenue or cash payments will be generated from them. At September 30, 2002, we held 1.75% of the outstanding stock of Cyber Music Entertainment (“CME”), formerly Liquid Audio Japan, and had written down our investment to $0 under the equity method of accounting.

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

          Future payments due under debt and lease obligations as of September 30, 2002 are as follows (in thousands):

	Note Payable to Related Party	Equipment Loan	Capital Leases	Operating Leases	Total

2002	$367	$—	$4	$543	$914
2003	—	—	—	2,100	2,100
2004	—	—	—	2,163	2,163
2005	—	—	—	904	904

	$367	$—	$4	$5,710	$6,081

          On September 30, 2002, we entered into an agreement with Microsoft under which Microsoft acquired the domestic and foreign rights to our patents for cash consideration of $7.0 million. The patents sold to Microsoft include patents in the areas of digital rights management together with technology for secure content transfer to portable devices as well as the ability to honor territorial restrictions for digital music content. In addition to the cash consideration, we will receive a perpetual royalty-free license to continue using the patented technology in our digital distribution system.

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

Market Risk

          No material changes exist to our market risk during the nine months ended September 30, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2001 filed with the SEC.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

          Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 29, 2002, as amended by Form 10-K/A filed on September 10, 2002. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Due to the Termination of the Merger with Alliance, We May Suffer a Material Adverse Effect on Our Future Business

          Due to the termination of the merger, the expected benefits of the merger will not be realized. In anticipation of the completion of the merger, we implemented certain changes to our business operations, including a reduction in our workforce. As a result, due to the termination of the merger, we may not have sufficient employees to continue our current operations. In addition, the termination of the merger could have a material adverse effect on our future business, financial condition and operating results.

We Have Never Been Profitable and You Cannot Be Sure that We Will Achieve Profitability

          In each of the years we have been in business, we have experienced net losses. Our net losses were approximately $33.7 million and $37.2 million in 2000 and 2001, respectively, and $11.2 million for the nine months ended September 30, 2002. We expect that our business will continue to incur net losses for the remainder of the 2002 fiscal year. There can be no assurance that our business will achieve profitability.

Several of Our Customers Might Have Difficulty Meeting Their Payment Obligations to Us

          As of September 30, 2002, 92% or $380,000 of our gross accounts receivable from third parties were more than 30 days past due. You should evaluate the ability of these companies to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by such companies. If one or more of our customers were unable to pay for our services in the future, or paid more slowly than we anticipate, recognition of revenue might be delayed and our operating results will be harmed.

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

We Depend on Proprietary Rights to Develop and Protect Our Technology

          Our success and ability to compete substantially depends on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. We are presently pursuing the registration of our trademarks. Our trademark registrations in the United States may not be approved. Even if they are approved, our trademarks may be successfully challenged by others or invalidated. If our trademark registrations in the United States are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all.

          The primary forms of intellectual property protection for our products and services internationally are patents and copyrights. Patent protection throughout the world is generally established on a country-by-country basis.Copyrights throughout the world are protected by several international treaties, including the Berne Convention for the Protection of Literary and Artistic Works. Despite these international laws, the level of practical protection for intellectual property varies among countries. In particular, United States government officials have criticized countries such as China and Brazil, two countries in which we do business, for inadequate intellectual property protection. If our intellectual property is infringed in any country in which we do business without a high level of intellectual property protection, our business and operating results could be harmed.

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

          In addition, we have been sued by Network Commerce, Inc. (“NCI”) and Sightsound, Inc. (“Sightsound”). Each of NCI and Sightsound allege that we have infringed one or more patents held by NCI and Sightsound, respectively. We cannot estimate the total potential liability to which we might be exposed as a result of either of these lawsuits. We believe that our business could be materially adversely affected by an adverse judgment in, or upon settlement of, either or both of these lawsuits.

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

We Might Be Unable to License or Acquire Technology

          We rely on certain technologies that we license or acquire from third parties, including Microsoft Corporation, Dolby Laboratories Licensing Corporation, Fraunhofer Institut, RSA Data Security, Inc. and Thomson Consumer Electronics Sales GmbH. These technologies are integrated with our internally developed software and used in our products, to perform key functions and to enhance the value of our platform. These third-party licenses or acquisitions may not continue to be available to us on commercially reasonable terms or at all. Any inability to acquire these licenses or software on commercially reasonable terms might harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90-day period prior to the date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that required information relating to us will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls

          We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On August 27, 2002, MM Companies, Inc. (“MM Companies,” formerly musicmaker.com, Inc.) filed a lawsuit against us, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to our board of directors. MM Companies’ complaint alleged that the defendants’ decision to expand our board of directors was in violation of Delaware law. MM Companies further alleged that the defendants’ actions were taken solely to interfere with the vote of our stockholders and to deny MM Companies and other stockholders a substantial presence on our board of directors. On October 1, 2002, MM Companies amended its complaint to add James D. Somes and Judith N. Frank, our newly appointed directors, as named defendants. The amended complaint alleged that the board of directors’ decision to expand the size of the board of directors and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MM Companies’ application for relief and approved the board of directors’ appointment of two additional directors. On October 23, 2002, the Chancery Court entered a Final Order and Judgment. MM Companies filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware on October 30, 2002. We have filed an opposition to MM Companies’ motion for expedited proceedings and are awaiting a ruling from the Court We intend to vigorously defend against MM Companies’ appeal of this action.

          On August 21, 2002, we filed a lawsuit against MM Companies, Inc. and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York. We asked the Court to prohibit MM Companies and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of us, and sought compensatory and punitive damages as a result of their alleged violations. Our complaint alleged that MM Companies failed to register as an investment company under the Investment Company Act of 1940 and that its purchase of our shares and subsequent proxy contest to take control of the Board was, therefore, in violation of that Act. The complaint also charged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the SEC and that, in the course of its contest, Steel Partners has distributed false and misleading statements to our stockholders. We sought to enjoin MM Companies from continuing its campaign to take control of us and from communicating to our stockholders. In addition, we sought to require Steel Partners to comply with the SEC’s proxy rules, to retract its recent press release concerning our proposed merger with Alliance Entertainment Corp. (“Alliance”) and to disseminate corrective disclosure. On September 20, 2002, we and Steel Partners entered into a stipulation of settlement pursuant to which both parties agreed that Steel Partners would not issue any press release or other public dissemination regarding us until the earlier of our stockholders meeting on the proposed merger or December 31, 2002. The restrictions on Steel Partners no longer apply because the merger agreement between the us and Alliance has been terminated.

          On July 23, 2002, MM Companies, Inc. filed an action in Delaware Chancery Court against us, each member of our board of directors, and Alliance. The complaint alleges that our directors and Alliance violated their fiduciary duties by entering into the merger and approving the merger agreement, and that our directors further violated their fiduciary duties by making certain changes to our shareholders rights plan. Alliance is alleged to have aided and abetted the alleged breaches of fiduciary duty by our directors. According to the complaint, the plaintiff is seeking, among other things, to (i) invalidate the merger agreement, (ii) prevent us or Alliance from taking any actions to effectuate or enforce the merger agreement, the merger of us or Alliance, or the self tender-offer, (iii) direct our board of directors to restore the “trigger” of our shareholders rights plan to 15%, (iv) prevent enforcement of our shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for our annual meeting, (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MM Companies filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MM Companies withdrew its motion for a preliminary injuction and for expedited proceedings, and stated that it would file an amended complaint. To date, no amended complaint has been filed. If MM Companies elects to pursue its claims in this matter, we intend to vigorously defend the action.

          On May 3, 2002, MM Companies, Inc. filed an action in the Delaware Chancery Court, pursuant to Title 8 Delaware Code section 211, seeking to compel us to hold an annual meeting of stockholders. We moved to dismiss on the grounds that the court lacked subject matter jurisdiction as 13 months had not elapsed since our last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the board of directors set July 1, 2002 as the date for the 2002 Annual meeting and our motion to dismiss was held in abeyance. On June 13, 2002, we publicly announced the execution of the original merger agreement and announced that, in light of the merger, our board of directors had determined to postpone the 2002 annual meeting. The next day, MM Companies filed an amended complaint requesting that the court order us to hold our annual meeting on July 1, 2002. The court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing and by Order dated July 24, 2002, the court granted our request that the annual meeting be scheduled for September 26, 2002.

          In October 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and us. The complaint alleges that defendants had breached their fiduciary duties owed to our stockholders in connection with our response to acquisition offers from Steel Partners II, LLP and an investor group formed by MM Companies, Inc. The complaint seeks, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. To date, we have not responded to the complaint, nor has the court set a date for discovery cutoff or trial. We intend to vigorously defend the action. There is no assurance concerning the outcome of this action, or whether it will have a material effect on our financial condition or business operations.

          On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against us in the United States District Court for the Western District of Washington (Seattle). The suit alleges that we infringe the claims of United States Patent No. 6,073,124. NCI requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the Complaint on November 2, 2001 and subsequently submitted our answer and included counterclaims. We also filed a motion for summary judgment in November 2001. In March 2002, our motion for summary judgment was denied and in August 2002, we filed an amended motion for summary judgment. On October 30, 2002, the motion for summary judgment of non-infringement was denied, but the Court did adopt our claim construction of a key term of the patent. In addition, NCI has filed for Chapter 11 bankruptcy protection. There is no assurance concerning the outcome of this lawsuit, whether it will have a material effect on our financial condition or business operations, or the effect of NCI’s bankruptcy filing on the lawsuit.

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

          On or about April 7, 2000, Sightsound, Inc. (“Sightsound”) filed an amended complaint against one of our customers in the United States District Court for the Western District of Pennsylvania. The suit alleges that our customer infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with our customer agreeing to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. The customer filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with our customer concerning the defense of the case going forward. We have now ceded control of the defense of the case to the customer/Bertelsmann AG (the customer’s ultimate owner), and are splitting the costs of the defense with the customer/Bertelesmann AG. We are still reserving our rights as to indemnification issues. A trial date had been set for September 28, 2001 in the matter, but that date will be reset after the Court rules on the claim construction and other pending matters.

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

          The effective date of our second registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-91541) relating to our follow-on public offering of common stock, was December 14, 1999. A total of 2,946,076 shares of Common Stock were sold at a price of $33.63 per share to an underwriting syndicate led by Lehman Brothers Inc., BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., Dain Rauscher Wessells and Fidelity Capital Markets. An additional 503,924 shares of Common stock were sold on behalf of selling stockholders as part of the same offering. Offering proceeds to us, net of aggregate expenses of approximately $5.4 million, were approximately $93.7 million.  Offering proceeds to selling stockholders, net of expenses of approximately $847,000, were approximately $16.1 million.

          From the time of receipt through September 30, 2002, our proceeds were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

          On July 14, 2002, our board of directors approved an amendment to our Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10 percent or more of the outstanding shares of our common stock. Prior to such amendment, the beneficial ownership threshold was 15 percent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of stockholders on September 26, 2002 to elect two Class III directors to our Board of Directors, to ratify the appointment of our independent accountants, PricewaterhouseCoopers LLP and to vote on three proposals of a stockholder:  (1) to amend our By-laws to expand the size of the Board of Directors; (2) to amend our By-Laws to authorize only stockholders to fill newly created directorships; and (3) contingent on approval of proposals (1) and (2), to elect four (4) additional nominees to the Board of Directors.

          Seymour Holtzman and James A. Mitarotonda were elected as Class III directors for the ensuing three years. 14,140,175 votes were cast in favor of the election of Mr. Holtzman and Mr. Mitarotonda,  52 votes were cast against and 20,161 votes were withheld. 3,164,567 votes were cast in favor of the election of Gerald W. Kearby and Raymond A. Doig, 0 votes were cast against and 106,538 votes were withheld.

          17,403,897 votes were cast in favor of the appointment of PricewaterhouseCoopers LLP as our independent accountants, 18,577 votes were cast against the appointment and 9,019 votes abstained.

          4,046,957 votes were cast in favor of the amendment of our By-laws to expand the size of the Board of Directors, 13,371,098 were cast against and 13,441 votes abstained. This proposal was not approved because it did not receive the required number of votes cast in favor.

          4,220,473 votes were cast in favor of the amendment of our By-laws to authorize only stockholders to fill newly created directorships, 13,189,798 were cast against and 21,222 votes abstained. This proposal was not approved because it did not receive the required number of votes cast in favor.

          4,229,524 votes were cast in favor of the election of four additional nominees to the Board of Directors, 13,176,382 were cast against and 25,587 votes abstained. This proposal was not approved because it did not receive the required number of votes cast in favor.

ITEM 5.  OTHER INFORMATION

          In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has ratified and approved the engagement of, and terms of engagement of, PricewaterhouseCoopers LLP for the following non-audit services: (1) assistance with tax compliance and the preparation of federal and state income tax returns; and (2) financial due diligence in connection with the terminated merger with Alliance.

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

4.2	Specimen Common Stock Certificate of Registrants (1)
4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)
4.4	First Amendment to the Preferred Stock Rights Agreement, dated as of July 14, 2002 (8)

Exhibit No.	Exhibit Title

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
10.2	1996 Equity Incentive Plan (1)
10.3	1999 Employee Stock Purchase Plan (1)
10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)
10.5+	Software Cross License Agreement with Adaptec, Inc. dated June 12, 1998 (1)
10.6	Form of Liquid Music Network Agreement (1)
10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)
10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)
10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)
10.10+	Patent License Agreement with Fraunhofer-Gesellschaft, zur FÕrderung der angewandten Forschung e.V. dated August 14, 1998 (1)
10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur FÕrderung der angewandten Forschung e.V. dated August 14, 1998 (1)
10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)
10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)
10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)
10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)
10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)
10.17	Founders Restricted Stock Purchase Agreement (with amendments) with Gerald W. Kearby dated April 25, 1996 (1)
10.18	Founders Restricted Stock Purchase Agreement (with amendments) with Philip R. Wiser dated April 25, 1996 (1)
10.19	Founders Restricted Stock Purchase Agreement (with amendments) with Robert G. Flynn dated April 25, 1996 (1)
10.20	Master Equipment Lease No. 0044 (with amendments) with Phoenix Leasing Incorporated dated as of October 15, 1996 (1)
10.21	Summary Plan Description of 401(K) Plan (1)
10.22	Loan and Security Agreement with Silicon Valley Bank dated April 16, 1998 (1)
10.23	Loan and Security Agreement with Silicon Valley Bank dated November 16, 1998 (1)
10.24	Lease Agreement with Master Lease, a Division of Tokai Financial Services, dated March 3, 1998 (1)
10.25	Lease Agreement with John Anagnostou Realty and Michael J. Monte, dated February 16, 1999, for property located at 2221 Broadway, Redwood City, California (1)
10.26	Lease and Service Agreement with Alliance Business Centers, dated August 17, 1998, and Office Rider dated February 1, 1999, for property located at 599 Lexington Avenue, New York, New York (1)
10.27	Lease Agreement with New Retail Concepts Ltd., dated September 1, 1998, for property located at 21 Bridge Square, Westport, Connecticut (1)
10.28	Commercial Lease with Jim and Jeannette Beeger, dated November 3, 1998, for property located at 820 Winslow Street, Redwood City, California (1)
0.29	Commercial Lease with John Anagnostou Realty, dated October 9, 1997, for property located at 810 Winslow Street, Redwood City, California (1)
10.30+	Software Reseller Agreement with Liquid Audio Japan, dated as of August 9, 1998 (1)
10.31+	Shareholder Agreement with Super Stage, Inc., Liquid Audio Japan, Inc., ITOCHU Corporation, and Hikari Tsushin, Inc., dated March 31, 1999 (1)
10.32	Loan Agreement with Super Factory, Inc., dated March 31, 1999 (1)
10.33+	Share Sale and Purchase and Option Agreement with Super Stage, Inc., dated March 31, 1999 (1)
10.34+	Shareholders Agreement with SKM Limited and Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)
10.35+	Software Reseller and Services Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)

Exhibit No.	Exhibit Title

10.36	Consulting Agreement with Liquid Audio Korea Co. Ltd. dated December 31, 1998 (1)
10.37	Reserved
10.38	Guaranty issued to Liquid Audio, Inc. by SKM Limited dated December 31, 1998 (1)
10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)
10.40	Liquid Remote Inventory Fulfillment Systems™ (1)
10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)
10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)
10.43	Online Program Agreement with Muze, Inc., dated as of February 9, 1999 (1)
10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)
10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999(1)
10.46	Stock Option Agreement with Gary J. Iwatani, dated November 10, 1997 (1)
10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)
10.48	Commercial Lease with George Anagnostou, dated August 1, 1999, for property located at 2317 Broadway, Redwood City, California (2)
10.49+	Amended and Restated License Agreement with Liquid Audio Japan, Inc., dated January 1, 2000 (3)
10.50	2000 Nonstatutory Stock Option Plan (4)
10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)
10.52	Voting and Conversion Agreement, dated as of June 12, 2002, between AEC Associates LLC and Liquid Audio, Inc. (10)
10.53	Amendment to the Voting and Conversion Agreement, dated as of June 12, 2002 (9)
10.54	Employment Agreement for Robert G. Flynn (9)
10.55	Employment Agreement for Gerald W. Kearby (9)
10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (11)
11.1	Statement regarding computation of per share earnings (7)
24.1	Power of Attorney (contained in the signature page to this report)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes Oxley Act Of 2002

+	confidential treatment received as to certain portions
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

	(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
	(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
	(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
	(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001
	(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
	(8)	incorporated by reference to Exhibits of the Form 8-A12G/A filed with the Securities and Exchange Commission on July 16, 2002
	(9)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2002

(10)	incorporated by reference to the Registration Statement on Form S-4 and all amendments thereto, Registration No. 33396925, filed with the Securities and Exchange Commission on July 23, 2002
(11)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002

(b)	Reports on Form 8-K

          On July 18, 2002, we filed a report on Form 8-K which announced that we and Alliance Entertainment Corp. had modified certain terms of our previously announced merger agreement whereby we intend to conduct a self-tender offer, that the board of directors determined that Steel Partners’ proposal of purchasing all our outstanding shares is inadequate and that the board of directors approved an amendment to our Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Rights Agreement. A copy of the amended merger agreement was attached and included therein.

          On August 26, 2002, we filed a report on Form 8-K which announced that we amended our by-laws to increase the size of the board of directors from five to seven members. James D. Somes and Judith N. Frank were elected to the our board effective immediately. The text of the amended section of our bylaws were included therein.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2002	LIQUID AUDIO, INC.

/s/ GERALD W. KEARBY

Gerald W. Kearby President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL R. BOLCEREK

Michael R. Bolcerek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Liquid Audio, Inc.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Securities Exchange Act of 1934, Section 13a-14)

I, Gerald W. Kearby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liquid Audio, Inc. (the “Company”)

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(A)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(B)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Comapany’s auditors and the audit committee of the Company’s board of:

(A)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	(B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERALD W. KEARBY

Gerald W. Kearby President and Chief Executive Officer November 14, 2002

Liquid Audio, Inc.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Securities Exchange Act of 1934, Section 13a-14)

I, Michael R. Bolcerek, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liquid Audio, Inc. (the “Company”)

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(A)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(B)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of:
(A)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	(B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL R. BOLCEREK

Michael R. Bolcerek Senior Vice President and Chief Financial Officer November 14, 2002