Form 10-K
period 2002-12-31
LIQUID AUDIO INC
filed 2003-03-31
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-25977

LIQUID AUDIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Chesapeake Drive Redwood City, California	94063 (zip code)
(address of principal executive offices)

Registrant’s telephone number, including area code: (650) 549-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $38,604,486 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date.

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains forward-looking statements that have been made in reliance on the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included herein and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

Overview

Liquid Audio, Inc. was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our principal executive offices are located at 800 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 549-2000.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

During the first quarter of 2002, we pursued a strategy of maintaining and extending our digital distribution business. This strategy expanded our catalog of digital music recordings available for digital distribution to more than 400,000 digital music recordings.

During the spring of 2002, it became apparent to our management that we could not achieve financial success as an independent company with our current business model. In June 2002 we announced a definitive agreement to merge with Alliance Entertainment Corporation (“Alliance”), with the intent of combining into a physical and digital media distribution company. In November 2002, we terminated this agreement based upon the publicly expressed opposition to the proposed merger by a significant percentage of our stockholders. We consequently paid a termination fee of $2.1 million to Alliance.

In September 2002 we sold the domestic and foreign rights to our entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, we received an assignable perpetual royalty-free license to continue using the patented technology in our digital distribution system (the “Microsoft License”).

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. Following the cash distribution, our management continued to explore options for disposition or use of our remaining assets. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against us to stop payment of the $2.50 per share cash distribution, based on concerns related to our ability to indemnify them in a patent infringement action against BeMusic for its use of technology licensed from us. On January 24, 2003, we reached a settlement with BeMusic whereby we agreed to set aside a cash reserve of $7.0 million to share in the defense of a lawsuit against BeMusic. We then dismissed our claims against each other. On January 29, 2003, we distributed $2.50 cash per share as return of capital, for a total of $57.8 million, to our common stockholders of record as of December 10, 2002.

On January 24, 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, we are currently not operating any business.

We are reviewing alternatives for the use or disposition of our remaining assets while settling our remaining claims and liabilities. We may ultimately pursue a plan of complete liquidation and dissolution. We also may pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board of Directors (“Board”) nor our stockholders have yet approved any such plan. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

Our common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $2.50 per share return of capital cash distribution to our common stockholders. The market price of our common stock as of March 18, 2003 was $0.35 per share. On March 18, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4450(a)(5), we have until September 15, 2003 for our stock to trade above $1.00 for 10 consecutive trading days to avoid being delisted from The Nasdaq National Market. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market. If we are delisted from The Nasdaq National Market, our stock will only be traded on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. If our stock is delisted from the Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

International Offices

We closed our international offices in 2002.

Information regarding financial data by geographic area, as well as information regarding operating segments, is set forth in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 1, “Segment Information,” which information is hereby incorporated by reference.

Employees

As of December 31, 2002, we had 29 full-time employees, including 5 in sales and marketing, 10 in research and development, 10 in general and administrative and 4 in operations. We terminated the majority of our employees in 2002. Following the sale of our digital music fulfillment business and related assets in January 2003, we terminated additional employees and as of January 31, 2003, we had 11 employees, including 1 in sales and marketing, 9 in general and administrative and 1 in operations. We consider our relationships with our remaining employees to be good. None of our employees is covered by collective bargaining agreements.

ITEM 1A.    COMPANY RISK FACTORS

If We Do Not Pursue a Course of Complete Liquidation and Dissolution, the Value of Your Shares May Decrease

We are considering various options for the use or distribution of our remaining assets, and have yet to approve any definitive plans. If we do not pursue a strategy of complete liquidation and dissolution, we will continue to incur operating expenses while we consider alternative operating plans that are unrelated to our former business of digital music distribution. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. If we do not pursue a course of complete liquidation and dissolution, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. In addition, you should not expect any further cash distributions.

Stockholders May Be Liable to Our Creditors for Up to Amounts Received From Us if Our Reserves Are Inadequate

If we pursue a plan of complete liquidation and dissolution, a Certificate of Dissolution will be filed with the State of Delaware after such plan is approved by our stockholders. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts), including the return of capital cash distribution of $2.50 per share paid to stockholders on January 29, 2003. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under a plan of complete liquidation and dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by us will be adequate to cover any expenses and liabilities.

Success of a Plan of Complete Liquidation and Dissolution Depends on Qualified Personnel to Execute It

If we pursue a plan of complete liquidation and dissolution, the success of any such plan depends in large part upon our ability to retain the services of qualified personnel to handle the sale of our remaining assets and settlement of remaining liabilities. We may retain the services of a consulting firm specializing in such purpose, however the retention of qualified personnel is particularly difficult under our current circumstances.

If Our Stock Transfer Books Are Closed on a Final Record Date, We Will Not Record Any Trades

If we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date of effectiveness, the final record date, of the filing of the Certificate of Dissolution with the Delaware Secretary of State. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

Our Stock May Be Delisted from The Nasdaq National Market, After Which It Will Be Significantly Less Liquid than Before

Our stock may be delisted from trading on The Nasdaq National Market either by not maintaining listing requirements due to the significantly reduced market price of our common stock, or, if we pursue a plan of complete liquidation and dissolution, after we file a Certificate of Dissolution with the State of Delaware. If our common stock is delisted, the ability of stockholders to buy and sell our shares will be materially impaired, and is limited primarily to over-the-counter quotation services, such as the OTC Bulletin Board, that handle high-risk ventures and are not subject to the same degree of regulation as by the Securities and Exchange Commission. Pursuant to Marketplace Rule 4450(a)(5), Nasdaq notified us on March 18, 2003 of potential delisting and provided us until September 15, 2003 to trade above $1.00 for 10 consecutive trading days to avoid being delisted. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market.

After Our Wind-Up There May Be No Additional Cash to Distribute to Our Stockholders and If There Is Additional Cash to Distribute, the Timing of Any Such Future Distribution is Uncertain

If we pursue a plan of complete liquidation and dissolution, there will be no firm timetable for the distribution of proceeds to our stockholders, because of contingencies inherent in winding up a business. If we pursue a plan of complete liquidation and dissolution, the liquidation should be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware. If we pursue a plan of complete liquidation and dissolution, the actual nature, amount and timing of all distributions will be determined by our Board, in its sole discretion, and will depend in part upon our ability to resolve our remaining contingencies.

If we pursue this strategy, uncertainties as to the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to our stockholders. Claims, liabilities and expenses from operations (including costs associated with any retained firm’s efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

The Proceeds from a Sale of Our Assets May Be Less than Anticipated

If we pursue a plan of complete liquidation and dissolution, sales of our remaining assets will be made on such terms as are approved by the Board and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions and limitations on transferability of certain assets. Because some of our remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

We May Be Unable to Negotiate Settlements with Respect to Our Remaining Liabilities

We currently are in the process of negotiating settlements with respect to our remaining obligations and liabilities, which include our building and facilities leases and ongoing litigation matters. If we are unable to successfully negotiate the termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders or to use for ongoing business ventures.

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

From time to time, we have received letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their intellectual property rights. Such claims may result in our being involved in litigation. Although we sold our digital music distribution business, we still have one outstanding claim of patent infringement. Further, we cannot assure you that parties will not assert additional claims in the future or that we will prevail against any such claims. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash assets. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our remaining assets could be substantially reduced. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms would decrease cash for other purposes. See “Legal Proceedings.”

We Will Continue to Incur the Expense of Complying with Public Company Reporting Requirements

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, if we elect to pursue a liquidation and dissolution strategy, after we file our Certificate of Dissolution, we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, which may or may not be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

Our Charter Documents and Delaware Law May Impede Or Discourage A Takeover, Which Could Lower Our Stock Price

If we elect to pursue a strategy other than liquidation and dissolution, provisions of our restated certificate of incorporation and bylaws, and provisions of Delaware law, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, we have a classified board of directors which may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may maintain the incumbency of our board of directors, as the classification of the board of directors increases the difficulty of replacing a majority of the directors. These provisions may have the effect of deterring hostile takeovers, delaying changes in our control or management, or may make it more difficult for stockholders to take certain corporate actions. Consequently, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our Rights Plan May Impede Or Discourage a Takeover, Which Could Lower Our Stock Price

Our Board has approved a shareholders rights plan. The rights will become exercisable the tenth day after a person or group announces acquisition of 10% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 10% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 10% or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price. The rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board. As a result, the rights could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2.    PROPERTIES

Our headquarters are located in 40,795 square feet of leased office space in Redwood City, California. The lease term extends to May 30, 2005. We also lease 1,923 square feet of office space in Los Angeles, California. The lease term extends to April 30, 2005. We are currently attempting to sublease, settle or negotiate an early termination of these leases.

ITEM 3.    LEGAL PROCEEDINGS

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an amended complaint against one of our former customers, BeMusic, in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with BeMusic agreeing to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with BeMusic concerning the defense of the case going forward. On December 16, 2002, BeMusic filed a lawsuit against us seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to our stockholders. On January 24, 2003, we entered into a settlement agreement with BeMusic, whereby we agreed to set aside a cash reserve of $7.0 million to share in the defense of the patent action brought by SightSound against BeMusic. We have now ceded control of the defense of the case to BeMusic, and are splitting the costs of the defense with BeMusic. We are still reserving our rights as to indemnification issues. The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time.

On August 27, 2002, MM Companies, Inc. (“MMC” formerly musicmaker.com, Inc.) filed a lawsuit against us, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to our Board. MMC’s complaint alleged that the defendants’ decision to expand our Board was in violation of Delaware law. MMC further alleged that the defendants’ actions were taken solely to interfere with the vote of our stockholders and to deny MMC and other stockholders a substantial presence on our Board. On October 1, 2002, MMC amended its complaint to add James D. Somes and Judith N. Frank, our newly appointed directors, as named defendants. The amended complaint alleged that the Board’s decision to expand the size of the Board and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MMC’s application for relief and approved the Board’s appointment of two additional directors. On October 30, 2002, MMC filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware. That Court accepted the appeal and, after briefing and oral argument, on January 7, 2003 the Supreme Court of Delaware reversed the trial court’s decision and invalidated the Board’s decision to appoint two addition directors. Consequently, James D. Somes and Judith N. Frank were removed from the Board.

On August 21, 2002, we filed a lawsuit against MMC and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York (“New York Court”). We asked the New York Court to prohibit MMC and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of us, and sought compensatory and punitive damages as a result of these alleged violations. Our complaint alleged that MMC failed to register as an investment company under the Investment Company Act of 1940 (“ICA”) and that its purchase of our shares and subsequent proxy contest to take control of the Board was, therefore, in violation of the ICA. The complaint also alleged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the Securities and Exchange Commission (“SEC”) and that, in the course of its contest, Steel Partners has distributed false and misleading statements to our stockholders. Shortly after the filing of this complaint, MMC purchased $4 million in gold bullion in an effort to resolve its possible status as an unregistered investment company under the ICA. In addition, MMC revised its proxy statement to disclose its uncertain status under the ICA. In light of these steps, on September 10, 2002, we informed the New York Court that we were withdrawing our claims for injunctive relief against MMC. In resolution of our claims against Steel Partners, both parties entered into a stipulation, dated September 20, 2002, limiting Steel Partner’s ability to issue further press releases referencing us. In light of the stipulated agreement, the New York Court, on September 20, 2002, denied our motion for a preliminary injunction. Pursuant to the Settlement and Reimbursement Agreement entered into on January 2, 2003 (“January 2, 2003 Agreement”) described below, the parties stipulated, among other things, that this action be dismissed with prejudice. On January 17, 2003, the New York Court entered an order granting the voluntary dismissal, with prejudice, of our claims against Steel Partners in this action.

On July 23, 2002, MMC filed an action in Delaware Chancery Court against us, each member of our Board, and Alliance Entertainment Corp. (“Alliance”). The complaint alleges that our directors and Alliance violated their fiduciary duties by entering into the merger and approving the Agreement and Plan of Merger dated June 12, 2002 (“Merger Agreement”) by and among us, April Acquisition Corp and Alliance, and that our directors further violated their fiduciary duties by making certain changes to our shareholders rights plan. Alliance was alleged to have aided and abetted the alleged breaches of fiduciary duty by our directors. MMC sought, among other things, to (i) invalidate the Merger Agreement, (ii) prevent us or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of us or Alliance from 10%, or the self tender-offer, (iii) direct our Board to restore the “trigger” of our shareholders rights plan to 15%, (iv) prevent enforcement of our shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for our 2002 annual meeting of stockholders (“Annual Meeting”), (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MMC filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MMC withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. On December 12, 2002, this action was dismissed without prejudice. On January 2, 2003, MMC, we and the Board, entered into a Settlement and Reimbursement Agreement (“January 2, 2003 Agreement”) pursuant to which we reimbursed MMC the sum of $929,000, representing MMC’s costs associated with this and other litigations with us and the Board. The $929,000 is recorded as General and Administrative expense in 2002. This January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

On May 3, 2002, MMC filed an action in the Delaware Chancery Court (“Delaware Court”), pursuant to Title 8 Delaware Code section 211, seeking to compel us to hold an annual meeting of stockholders. We moved to dismiss on the grounds that the Delaware Court lacked subject matter jurisdiction as 13 months had not elapsed since our last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the Board set July 1, 2002 as the date for the 2002 annual meeting (“Annual Meeting”) and our motion to dismiss was held in abeyance. On June 13, 2002, we publicly announced the execution of the Merger Agreement and announced that, in light of the merger, the Board had determined to postpone the Annual Meeting. The next day, MMC filed an amended complaint requesting that the Delaware Court order us to hold our Annual Meeting on July 1, 2002. The Delaware Court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing, the Delaware Court granted our request that the Annual Meeting be scheduled for September 26, 2002.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and Liquid Audio itself. The complaint alleged that defendants had breached their fiduciary duties owed to our stockholders in connection with our response to acquisition offers from Steel Partners II, LLP and an investor group formed by MMC. The complaint sought, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. The January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against us in the United States District Court for the Western District of Washington (Seattle) (“Washington Court”). The suit alleged that we infringed the claims of United States Patent No. 6,073,124. NCI requested that we be enjoined from our allegedly infringing activities and seeks unspecified damages. We were served with the Complaint on November 2, 2001 and subsequently submitted our answer and included counterclaims. We also filed a motion for summary judgment in November 2001. In March 2002, our motion for summary judgment was denied and in August 2002, we filed an amended motion for summary judgment. On October 30, 2002, the motion for summary judgment of non-infringement was denied, but the Washington Court did adopt our claim construction of a key term of the patent. In addition, NCI filed for Chapter 11 bankruptcy protection. On January 21, 2003, we entered into a settlement agreement with NCI under which NCI agreed to dismiss their Complaint against us with prejudice and we agreed to pay NCI $150,000. The $150,000 is recorded as General and Administrative expense in 2002. Under the terms of the settlement, both parties provided a mutual release of claims against each other.

We, certain of our officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, the directors and officers were dismissed without prejudice. We believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of securities holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “LQID” since July 8, 1999. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2001
First Quarter	3.88	2.00
Second Quarter	2.95	1.81
Third Quarter	2.95	2.03
Fourth Quarter	2.72	2.10
Year Ended December 31, 2002
First Quarter	2.47	2.25
Second Quarter	2.60	2.27
Third Quarter	2.60	2.36
Fourth Quarter	2.79	2.44

The closing price per share of the common stock at March 18, 2003 was $0.35. As of March 18, 2003, there were approximately 114 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

On December 6, 2002, we declared a non-dividend, return of capital cash distribution of $2.50 per share to shareholders of record as of December 10, 2002 to be paid on December 20, 2002. We paid this cash distribution on January 29, 2003, for a total of $57.8 million. We have not declared any other distributions since January 1, 2001.

We continue to explore various ways of using and/or disposing of our remaining assets and settling our final claims and liabilities. Depending on the alternatives chosen, and the success of maximizing the return on assets and minimizing the cost of settling claims and liabilities, we may or may not declare future cash distributions to stockholders. If we choose to adopt a plan of complete liquidation and dissolution, we intend to make a final cash distribution to our stockholders in connection with this dissolution once all our assets have been sold and obligations satisfied, in approximately three to four years.

Preferred Stock Rights Agreement

On August 7, 2001, our Board adopted a Preferred Stock Rights Agreement, as amended on July 14, 2002, under which we declared a dividend of one right to purchase one one-thousandth share of our Series A participating preferred stock for each outstanding share of common stock. The rights will separate from the common stock and become exercisable following (i) the tenth day (or such later date as may be determined by our Board) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the common stock then outstanding or (ii) the tenth business day (or such later date as may be determined by our Board) after a person or group announces a tender of exchange offer, the consummation of which would result in ownership by a person or group of 10% or more of our then outstanding common stock. Each right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A preferred stock with economic terms similar to that of one share of our common stock.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues:
License	$108	$682	$1,284	$1,537	$1,235
Services	374	1,173	2,977	733	268
Business development (related party)	—	2,873	7,307	2,137	1,300

Total net revenues	482	4,728	11,568	4,407	2,803

Cost of net revenues:
License	388	491	290	235	310
Services	654	1,503	2,722	1,122	242
Business development (related party)	—	—	75	79	2
Non-cash cost of revenues	82	349	28	25	36

Total cost of net revenues	1,124	2,343	3,115	1,461	590

Gross profit (loss)	(642)	2,385	8,453	2,946	2,213

Operating expenses:
Sales and marketing	3,765	11,404	17,114	10,217	4,035
Non-cash sales and marketing	(28)	(43)	314	783	741
Research and development	9,111	16,957	22,917	11,706	4,109
Non-cash research and development	6	—	80	371	210
General and administrative	10,712	9,077	7,131	2,770	1,642
Non-cash general and administrative	1	(14)	13	190	254
Impairment loss	689	—	—	—	—
Strategic marketing-equity instruments	—	607	1,935	3,130	—
Restructuring	1,163	4,497	—	—	—

Total operating expenses	25,419	42,485	49,504	29,167	10,991

Loss from operations	(26,061)	(40,100)	(41,051)	(26,221)	(8,778)
Other income (expense), net	1,886	4,170	8,236	2,015	239
Gain on sale of intellectual property	7,000	—	—	—	—
Merger termination fee	(2,100)	—	—	—	—
Loss in equity investment	—	(1,254)	(870)	—	—

Net loss	$(19,275)	$(37,184)	$(33,685)	$(24,206)	$(8,539)

Net loss per share:
Basic and diluted	$(0.85)	$(1.64)	$(1.52)	$(2.28)	$(3.60)
Weighted average shares	22,775	22,614	22,133	10,616	2,371
Cash distribution declared per common share	$2.50	$—	$—	$—	$—

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,985	$91,594	$96,398	$138,692	$14,143
Short-term investments	—	—	27,378	19,157	3,001
Working capital	14,227	87,233	119,089	152,030	15,060
Total assets	76,797	97,415	138,210	166,109	19,913
Long-term debt, less current portion	—	—	564	1,321	969
Mandatorily redeemable convertible preferred stock	—	—	—	—	29,801
Total stockholders’ equity (deficit)	15,618	91,825	128,674	157,745	(14,133)

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

Overview

During 2002, we continued to provide software products and services that enable artists, record companies and retailers to create, syndicate and sell music digitally over the Internet.

In the spring of 2002, it became apparent to our management that we could not achieve financial success as an independent company with our current business model. In June 2002 we announced a definitive agreement to merge with Alliance Entertainment Corporation (“Alliance”), with the intent of combining into a physical and digital media distribution company. In November 2002, we terminated this agreement based upon the publicly expressed opposition to the proposed merger by a significant percentage of our stockholders. We consequently paid a termination fee of $2.1 million to Alliance.

In September 2002 we sold the domestic and foreign rights to our entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, we received an assignable perpetual royalty-free license to continue using the patented technology in our digital distribution system (the “Microsoft License”).

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. Following the cash distribution, our management continued to explore options for disposition or use of our remaining assets. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against us to stop payment of the $2.50 per share cash distribution, based on concerns related to our ability to indemnify them in a patent infringement action against BeMusic for technology licensed from us. On January 24, 2003, we reached a settlement with BeMusic whereby we agreed to set aside a cash reserve of $7.0 million to share in the defense of such lawsuit against BeMusic. We then dismissed our claims against each other. On January 29, 2003, we distributed $2.50 per share, for a total of $57.8 million, to our common stockholders of record as of December 10, 2002.

On January 24, 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, we are currently not operating any businesses, and are exploring options for the disposition and/or use of our remaining assets and liabilities.

On March 18, 2003, our Board acknowledged that many of our outstanding options, whether or not currently exercisable, have exercise prices significantly higher than the current market price of our current stock, and therefore, in recognition of the $2.50 per share cash distribution on January 29, 2003, unilaterally approved a reduction in the exercise price for all options by $2.50. The Board further resolved that such reduction will in no event reduce the exercise price of any options to less than $0.10 per share.

As a result of this reduction in option exercise price, all outstanding options will be treated for financial reporting purposes as variable awards. This means that we will be required to record non-cash accounting charges or credits for compensation expense reflecting any increases and decreases in the price of our common stock. We will have to continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to the options until they are exercised, forfeited or terminated. In recording these accounting charges or credits, the higher the market value of our common stock, the greater the non-cash compensation expense.

Corporate Restructurings

In May 2001, we adopted a corporate restructuring program to reduce expenses to preserve our cash position while the digital music market developed. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. We de-emphasized our efforts in less productive, non-core business areas that did not directly support secure digital download opportunities, including digital music kiosks, music hosting for independent artists and labels, music clips service and encoding services. We continued to focus on software licensing and digital music delivery services that complemented our secure digital download business. We supported the emerging market for digital music subscriptions, enabling major portals, online retailers and secure audio device manufacturers to offer subscription-based digital music download services.

In September 2002, we adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated and de-emphasis of the Liquid Player product line, in preparation for the proposed merger with Alliance. We agreed to terminate the merger agreement on November 8, 2002. A restructuring charge of $1.2 million was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software for assets abandoned from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

At December 31, 2002, all amounts related to the restructurings were paid.

Future Operations and Financial Results

In connection with the sale of our digital music fulfillment business and related assets to Geneva, we implemented another workforce reduction. As of January 31, 2003, we had 11 full time employees, and are focused on settling our claims and liabilities.

We are reviewing alternatives for the use or disposition of our remaining assets while settling our remaining claims and liabilities. We may ultimately pursue a plan of complete liquidation and dissolution. We also may pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such plan or use. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

Our common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $2.50 per share cash distribution to our common stockholders. The market price of our common stock as of March 18, 2003 was $0.35 per share. On March 18, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4450(a)(5), we have until September 15, 2003 for our stock to trade above $1.00 for 10 consecutive trading days to avoid being delisted from The Nasdaq National Market. We may be delisted before that date if we fail to meet other criteria for continued inclusion on The Nasdaq National Market. If we are delisted from The Nasdaq National Market, our stock will only be traded on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. If our stock is delisted from the Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. At present, we have no plans for operating any business, so the operating results in any period are not indicative of the results, if any, that may be expected for any future period.

	Year Ended December 31,
	2002	2001	2000
Net revenues:
License	22%	14%	11%
Services	78	25	26
Business development (related party)	—	61	63

Total net revenues	100	100	100

Cost of net revenues:
License	80	10	3
Services	136	33	23
Business development (related party)	—	—	1
Non-cash cost of revenues	17	7	—

Total cost of net revenues	233	50	27

Gross profit (loss)	(133)	50	73

Operating expenses:
Sales and marketing	781	241	148
Non-cash sales and marketing	(6)	(1)	2
Research and development	1,890	359	198
Non-cash research and development	1	—	1
General and administrative	2,223	192	62
Non-cash general and administrative	—	—	—
Impairment loss	143	—	—
Strategic marketing-equity instruments	—	13	17
Restructuring	241	95	—

Total operating expenses	5,273	899	428

Loss from operations	(5,406)	(849)	(355)
Other income (expense), net	390	89	72
Gain on sale of intellectual property	1,452	—	—
Merger termination fee	(435)	—	—
Loss in equity investment	—	(27)	(8)

Net loss	(3,999)%	(787)%	(291)%

Years Ended December 31, 2002, 2001 and 2000

Total Net Revenues

Total net revenues decreased 90% to $482,000 in 2002 from $4.7 million in 2001. Total net revenues decreased 59% in 2001 from $11.6 million in 2000. We do not expect significant revenue in 2003.

License.    License revenues primarily consist of fees from licensing our software products to third parties. License revenues decreased 84% to $108,000 in 2002 from $682,000 in 2001. License revenues decreased 47% in 2001 from $1.3 million in 2000. The decrease in 2002 was due to lower Liquid Player software licensing resulting from the expiration of an OEM bundling agreement with a major consumer electronics company and the transitioning of our Liquid Player software licensing strategy from bundling, for a per-unit fee, with OEM products in 2001, to bundling for free with OEM products in exchange for potential future upgrade licensing revenues from consumers of those OEM products in 2002. We competed with other companies that offer music player software for free to OEMs, and such arrangements usually limit the bundling arrangements of a music player to only one vendor. We were not able to displace existing bundling arrangement that OEMs had with our competitors. The decrease in 2001 was due to a reduction in kiosk software and other technology licenses as a result of our decision to discontinue our digital music kiosk business area based on the high costs associated with the operation of such business relative to the historical and projected revenues of such business, partially offset by an increase in Liquid Player license fees of approximately $241,000 due to an OEM bundling agreement with a major consumer electronics company.

Services.    Services revenues consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 68% to $374,000 in 2002 from $1.2 million in 2001. Services revenues decreased 61% in 2001 from $3.0 million in 2000. The decrease in 2002 was due to a decrease in maintenance fees resulting from lower software license fees, and for both periods, a decrease in promotion and advertising services resulting from the softness in the Internet advertising market, a decrease in revenue from Liquid Muze Previews service due to the termination of the agreement with Muze and a decrease in hosting fees due to the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring. The decrease in 2001 also included decreases in encoding services, services from the expiration of a contract with Microsoft and a decrease in kiosk-related equipment due to a de-emphasis in the digital music kiosk business area in connection with our corporate restructuring.

Business Development (Related Party).    Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners listed below the right to license and use our digital recorded music delivery technology. We did not have business development revenues in 2002, as we terminated the licensing and reseller agreements with our strategic related partners in 2001. Business development revenues decreased 61% to $2.9 million in 2001 from $7.3 million in 2000. Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Cyber Music Entertainment and strategic partner	$—	$1,837	$5,047
Liquid Audio South East Asia and strategic partner	—	—	1,261
Liquid Audio Greater China and strategic partner	—	1,036	705
Liquid Audio Korea and strategic partner	—	—	294

	$—	$2,873	$7,307

Of the total fees earned from Cyber Music Entertainment and strategic partner, $1.8 million and $4.9 million were earned from Cyber Music Entertainment and relate to software licensing and maintenance fees in 2001 and 2000, respectively, and $167,000 was earned from our strategic partner in Cyber Music Entertainment in 2000 and related to a non-refundable service fee of $1.0 million received in March 1999 and recognized ratably over the one-year term of the service agreement. The total fee of $1.0 million and $705,000 earned from Liquid Audio Greater China in 2001 and 2000 consist of software licensing and maintenance fees. The total fee of $1.3 million earned in 2000 from Liquid Audio South East Asia through our strategic partner consist of software licensing and maintenance fees. The total fee of $294,000 earned from Liquid Audio Korea in 2000 consists primarily of software licensing and maintenance fees. We do not expect to derive significant revenue from business development arrangements in the foreseeable future.

In 2002, approximately 11% of total net revenues came from sales to one customer, Country Music Hall of Fame. In 2001, approximately 61% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio Greater China. In 2000, approximately 53% of total net revenues came from sales to two customers, Cyber Music Entertainment and Liquid Audio South East Asia through our strategic partner. International revenues represented approximately 10%, 64% and 69% of total net revenues in the twelve months ended December 31, 2002, 2001 and 2000, respectively.

Total Cost of Net Revenues

Our gross profit (loss) decreased to approximately (133)% of total net revenues in 2002 from 50% in 2001. Our gross profit decreased to approximately 50% of total net revenues in 2001 from 73% in 2000. Total cost of net revenues decreased 52% to $1.1 million in 2002 from $2.3 million in 2001. Total cost of net revenues decreased 25% in 2001 from $3.1 million in 1999.

License.    Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 21% to $388,000 in 2002 from $491,000 in 2001. Cost of license revenues increased 69% in 2001 from $290,000 in 2000. Cost of license revenue decreased in 2002 due to lower revenue from software license fees, partially offset by the addition of certain technology licenses in 2001. Cost of license revenues increased in 2001 due to the addition of certain technology licenses to include additional and enhanced functionality to the Liquid Player, such as broader support for CD-R/RW devices, anti-piracy features, MP3 ripping and playback and AAC support.

Services.    Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 56% to $654,000 in 2002 from $1.5 million in 2001. Cost of services revenues decreased 45% in 2001 from $2.7 million in 2000. The decreases in 2002 and 2001 in cost of services revenue were due to the reduction in compensation and related expenses of approximately $666,000 and $660,000, respectively, from the decrease in the number of encoding, customer service and professional services personnel from 12 to 4 and from 33 to 12, respectively, and kiosk-related equipment in 2001 due to our corporate restructuring. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

Business Development (Related Party).    Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $0, $0 and $75,000 in 2002, 2001 and 2000, respectively. The decrease in cost of business development revenue relates to our decision in May 2001 to discontinue our digital music kiosk business as a result of the unfavorable cost structure of such business relative to the historical and projected revenues generated by the kiosk related business.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $181,000 and $14,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We had the option to terminate the agreement, repurchase the

50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to us a specified minimum number of sound recordings in a specific time period. BMG failed to make the minimum number of sound recordings in the specific time period, and accordingly in August 2002, we terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $82,000 as non-cash cost of revenue in 2002 related to the remaining warrants. Such warrants were valued at the fair market value of our common stock at each vesting date. Stock-based compensation expense (income) for customer service, encoding and professional services personnel were $0, $(4,000) and $2,000 in 2002, 2001 and 2000, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 67% to $3.8 million in 2002 from $11.4 million in 2001. Sales and marketing expenses decreased 33% in 2001 from $17.1 million in 2000. The decrease in 2002 was due to the reduction in compensation and related expenses of approximately $2.9 million from decreases in the number of sales and marketing personnel from 24 to 5 due to our corporate restructuring, advertising and marketing-related expenses of approximately $1.3 million, shared project costs with Radio and Records of $1.3 million and allocation of occupancy costs and other overhead expenses of approximately $538,000. The decrease in 2001 was due to the reduction in compensation and related expenses of approximately $2.0 million from decreases in the number of sales and marketing personnel from 62 to 24 due to our corporate restructuring, advertising and marketing-related expenses of approximately $2.9 million and allocation of occupancy costs and other overhead expenses of approximately $373,000. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

Research and Development.    Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 46% to $9.1 million in 2002 from $17.0 million in 2001. Research and development expenses decreased 26% in 2001 from $22.9 million in 2000. The decrease in 2002 was due to the reduction in compensation and related expenses of approximately $4.7 million from the decreases in the number of personnel from 52 to 10 and outside contractors due to our corporate restructuring and expense management initiatives, depreciation and amortization of approximately $786,000, reversal of an expense reserve of approximately $385,000 and allocation of occupancy costs and other overhead expenses of approximately $827,000. The decrease in 2001 was due to the reduction in compensation and related expenses of approximately $5.6 million from decreases in the number of personnel from 86 to 52 and outside contractors due to our corporate restructuring and expense management initiatives. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 18% to $10.7 million in 2002 from $9.1 million in 2001. General and administrative expenses increased 27% in 2001 from $7.1 million in 2000. The increase in 2002 was due to expenses related to the terminated merger with Alliance of approximately $2.8 million, legal expenses of approximately $927,000 related to litigation with MM Companies, Inc., directors and officers insurance of approximately $698,000, reimbursement to MMC of $929,000 for costs associated with various litigation matters between us and MMC, payment of $150,000 to Network Commerce, Inc. for settlement of a patent infringement claim and allocation of occupancy costs and other overhead of approximately $1.4 million, partially offset by the reduction in compensation and related expense of approximately $420,000 from decreases in the number of personnel from 17 to 10 and outside contractors due to our corporate restructuring and expense management initiatives and reduction in the allowance for doubtful accounts of $1.4 million. The increase in 2001 was due to an increase in the allowance of doubtful accounts related to accounts receivables from related and third parties of approximately $1.5 million and legal fees related to patent infringement claims against us, partially offset by the reduction in compensation and related expense of approximately $1.0 million from decreases in the number of personnel from 37 to 17 and outside contractors due to our corporate restructuring and expense management initiatives. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

Impairment Loss.    Impairment loss consists of a write-down of our property and equipment to fair value. Our property and equipment were impaired when we terminated our merger agreement with Alliance in November 2002. If the merger had been approved, our property and equipment would have remained in use with the continuation of our digital music fulfillment business under the combined entity. When we terminated our merger agreement with Alliance, certain property and equipment were no longer in use and we had to impair the economic life of the property and equipment remaining in use. In January 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva. These assets included certain property and equipment. We determined the fair value of the assets remaining in use and those assets sold to Geneva based on quoted market prices obtained from a business auction and valuation firm dealing in similar assets. As a result of the foregoing, we recorded an impairment loss of $689,000 in the three months ended December 31, 2002.

Strategic Marketing-Equity Instruments.    Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $0, $607,000 and $1.9 million in 2002, 2001 and 2000, respectively. In June 1999, we signed an advertising agreement with Amazon.com to collaborate on event-based advertising using our digital delivery services. In connection with this agreement, we issued a fully vested warrant to purchase approximately 254,000 shares of our common stock to Amazon.com. The warrant was valued at $2.0 million and was recognized ratably over the one-year term of the agreement; as a result, $0, $0 and $843,000 were recognized as strategic marketing-equity instruments expense in 2002, 2001 and 2000, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of our common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense (income) for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of our common stock to Virgin. These shares were valued at $1.2 million and were recognized ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in each of 2001 and 2000.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 2002 was $3.5 million. We recognized $(21,000), $(57,000) and $407,000 of stock compensation expense (income) for 2002, 2001 and 2000, respectively. The income amounts in 2002 and 2001 relate to the adjustment of cumulative expense attributable to employees terminated in those periods from accelerated amortization to straight-line amortization during the terminated employees’ service periods. We have fully amortized stock compensation expense related to these personnel in 2002, and accordingly no future expense related to these stock options will be incurred.

Restructuring.    Restructuring charge relates to costs associated with our corporate restructuring program. The $1.2 million charge in 2002 consists of involuntary employee separation costs of $852,000, lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce, and asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines, reductions in workforce and excess facilities. The $4.5 million charge in 2001 consists of involuntary employee separation costs of $1.1 million, lease costs of $1.2 million pertaining to estimated future obligations for non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce, and asset impairment costs of $2.2 million for property and equipment, furniture and fixtures, computer software and leasehold improvements no longer in use from de-emphasized product lines, reductions in workforce and excess facilities.

Other Income (Expense), Net.    Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income decreased to $1.3 million in 2002 from $4.3 million in 2001, and decreased in 2001 from $8.8 million in 2000. The decreases in 2002 and 2001 were due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense decreased to $(50,000) in 2002 from $111,000 in 2002, and decreased in 2001 from $144,000 in 2000. The declines in 2002 and 2001 are due to several capital leases expiring during each period, and in 2001, also due to the expiration of several equipment loans.

Other income (expense), net of $489,000 in 2002 consists primarily of the extinguishment of a note payable to a related party, which was canceled by the related party in December 2002. Other income (expense), net in 2001 was not material. Other income (expense), net of $429,000 in 2000 consists primarily of the write-off of loans receivable from Liquid Audio Korea due to its deterioration in financial condition and lack of funds available to pay the amounts due under the loan.

Gain on Sale of Intellectual Property.    Gain on sale of intellectual property relates to the sale of our patent portfolio to Microsoft Corporation for $7.0 million in September 2002.

Merger Termination Fee.    Merger termination fee consists of a payment to Alliance of $2.1 million in connection with the termination of the merger agreement between us and Alliance.

Loss in Equity Investment.    Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $0, $1.3 million and $870,000 for 2002, 2001 and 2000, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2002 and 2001.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts and sales returns reserve;

•	accounting for contingencies; and

•	accounting for income taxes.

Revenue recognition.    To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we give our strategic related partners (“Partners”) the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, is based upon separate sales of these services. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value does not exist for the undelivered elements, we recognize the total fee from a business development contract ratably over the term of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist. Extended payment terms are defined as payment terms outside our customary business practice, generally greater than 90 days. Revenue is not recognized if the Partners stop making their contractual payments. We also license our software products to original equipment manufacturers, record companies, artists and websites. Software license revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Similarly with business development contracts, the total fee from the arrangement is allocated among the various elements based on VSOE of fair value. Maintenance revenue related to our licensed software products and hosting revenue from record companies and artists are recognized over the service period, typically one year. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenues include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services.

Allowance for doubtful accounts and sales returns reserve.    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Similarly, our management must make estimates of the potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts and sales returns reserve in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if management made different judgments or used different estimates. Our accounts receivable from third parties balance was $60,000, net of allowance for doubtful accounts of $146,000, as of December 31, 2002.

Accounting for contingencies.    We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $47.5 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2002, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At December 31, 2002, we have approximately $74.0 million of cash and cash equivalents, and on January 31, 2003, we had approximately $15.3 million in cash and cash equivalents.

Net cash used in operating activities was $19.3 million, $30.7 million and $26.8 million in 2002, 2001 and 2000, respectively. Net cash used for operating activities in 2002 was primarily the result of net losses from operations of $18.2 million, net of non-cash items including depreciation and amortization of $2.3 million, amortization of unearned compensation of $(21,000), note payable write-off of $343,000 and loss on disposal and impairment of property and equipment of $804,000, and a net decrease in working capital items of $1.7 million. The net decrease in working capital items include a decrease in accounts receivable of $70,000, increase in other assets of $106,000, increase in accounts payable of $111,000, decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $83,000. Net cash used for operating activities in 2001 was primarily the result of net losses from operations of $37.2 million, net of non-cash items including depreciation and amortization of $3.9 million, amortization of unearned compensation of $(62,000), strategic marketing-equity instruments charges of $607,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, equity investment losses of $1.3 million and loss on disposal of property and equipment of $2.2 million, and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $390,000, increase in restricted cash of $826,000, decrease in other assets of $473,000, decrease in accounts payable of $2.2 million, increase in accrued liabilities of $299,000 and a decrease in deferred revenue of $1.3 million. Net cash used for operating activities in 2000 was primarily the result of net losses from operations of $33.7 million, net of non-cash items including depreciation and amortization of $3.4 million, amortization of unearned compensation of $409,000, strategic marketing-equity instruments charges of $1.9 million, an increase in the allowance for doubtful accounts and sales returns reserve of $315,000, notes receivable write-off of $470,000 and equity investment losses of $870,000, and a net decrease in working capital items of $929,000. The net decrease in working capital items include an increase in accounts receivable of $2.2 million, increase in other assets of $878,000, increase in accounts payable of $1.4 million, increase in accrued liabilities of $909,000 and a decrease in deferred revenue of $145,000.

Net cash provided by (used in) investing activities was $(87,000), $26.4 million and $(15.7) million in 2002, 2001 and 2000, respectively. The net cash used by investing activities in 2002 was due to the acquisition of property and equipment. The net cash provided by investing activities in 2001 was primarily due to the net sales of short-term investments of $27.4 million, partially offset by the acquisition of property and equipment of $861,000 and an investment in Liquid Audio Japan of $165,000. The net cash used in investing activities in 2000 was due to the acquisition of property and equipment of $7.4 million and net purchases and sales of short-term investments totaling $8.2 million.

Net cash provided by (used in) financing activities was $626,000, $(427,000) and $268,000 in 2002, 2001 and 2000, respectively. The net cash provided in financing activities in 2002 was primarily due proceeds from sales of our common stock under the stock option and employee stock purchase plans of $823,000, partially offset by payments of $169,000 made under our equipment loan and $28,000 under capital leases. The net cash used in financing activities in 2001 was primarily due to payments of $563,000 made under our equipment loan and $120,000 under capital leases, partially offset by proceeds from sales of our common stock under the employee stock purchase plan. The net cash provided by financing activities in 2000 was primarily due to proceeds from net sales of our common stock under the employee stock purchase plan, partially offset by payments of $588,000 made under our equipment loan and $195,000 under capital leases.

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share to stockholders of record on December 10, 2002. We paid this cash distribution on January 29, 2003 for a total of $57.8 million.

Our significant commitments consist primarily of obligations under non-cancelable operating leases, which totaled $5.2 million as of December 31, 2002, and are payable in monthly installments through 2005. We are currently attempting to sublease, settle or negotiate an early termination of these leases, and run the risk of incurring additional legal fees and other costs to do so. We also have a substantial number of smaller commitments relating to ongoing fees related to our public company status, terminated contracts, office equipment operating leases and other liabilities.

We currently are in the process of negotiating settlements with respect to ongoing litigation matters. The largest potential payment relates to the ongoing matter with Sightsound (see Part I. Item 3. LEGAL PROCEEDINGS). Sightsound claims damages of $20 million plus an unspecified royalty. We might not be able to agree to a settlement on reasonable terms, if at all. A significant settlement or the failure to obtain a settlement on acceptable terms would significantly decrease cash available for other purposes. We also continue to negotiate settlements with respect to other ongoing litigation and claims, which settlements and related legal costs would also decrease cash available for other purposes.

As we settle our commitments and ongoing litigation, we continue to incur legal fees, salary expense and other costs that decrease cash available for other purposes.

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

Future payments due under lease obligations as of December 31 are as follows (in thousands):

Operating Leases
2003	2,100
2004	2,163
2005	904

$5,167

We have entered into a number of performance guarantee arrangements. Performance guarantees include contracts that contingently requires us to make payments to the beneficiary of the guarantee based on our failure to perform under an obligating agreement. These obligating agreements consist primarily of technology acquisition agreements.

The term of these guarantees are less than one year. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense. The guarantees do not have a third party recourse provision.

We license certain technology for which we pay royalties. However, due to the sale of our digital music fulfillment business to Geneva, we do not expect to incur any material liabilities for such royalties.

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from thirty days to one year. Warranty costs for 2002 were immaterial.

We also, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. Except for the Sightsound legal matter (see Part I. Item 3. LEGAL PROCEEDINGS), to date we have not paid any amounts to settle claims or defend lawsuits related to indemnification under our sales agreements.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. However, uncertainties exist as to the precise value of claims and liabilities, which may exceed our current existing cash and cash equivalents. Additionally, if we decide to pursue a business strategy unrelated to digital music distribution, we may need additional cash resources. See Part I. Item 1A.—COMPANY RISK FACTORS.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 did not have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We recorded an impairment loss of $689,000 in 2002 (see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Years Ended December 31, 2002, 2001 and 2000—Impairment Loss).

In the first quarter of 2002, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” EITF Issue No. 00-22, “Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products” which all address certain aspects of sales incentives. The adoption of these EITFs did not have a material impact on our financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect an impact on its financial position and results of operating from the adoption of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on our financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF Issue No. 00-21 will not have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002 and are included in Note 1 to the consolidated financial statements. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, we had an investment portfolio of cash and money market funds of $74.0 million. At January 31, 2003, we had investment portfolio of cash and money market funds of $15.3 million. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline of the fair value of the fixed income portfolio would not be material.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents our directors and executive officers, their ages and the positions held by them as of March 31, 2003:

Name	Age	Position
Raymond A. Doig	65	Chief Executive Officer
Stephen V. Imbler	51	President, Chief Financial Officer, Director and Secretary
Robert G. Flynn	49	Director
Ann Winblad	52	Director
Seymour Holtzman	67	Director
James A. Mitarotonda	48	Director

Mr. Doig has served as our Chief Executive Officer since November 2002 and as one of our directors from November 2001 to November 2002. Mr. Doig has served as President of EMV Partners Corp., a company engaged in business consulting and as the general partner of a venture capital limited partnership, from 1986 to 1998. From 1983 to 1986, Mr. Doig was co-founder and Chief Operating Officer of Stanfill, Doig & Co., a consulting firm. From March 1977 to August 1983, Mr. Doig served as President and CEO of 20th Century Fox International and as Vice President of Corporate Development for 20th Century Fox Film Corp. During 1998 and 1999, Mr. Doig served as a fulltime operations consultant to Entertainment Properties, Inc., a wholly-owned privately held company. Mr. Doig continues to act as a consultant to Entertainment Properties, Inc. on an as needed basis. Mr. Doig holds an M.B.A., an M.S. in Public Administration and a B.S. in Physical Sciences from the University of Southern California.

Mr. Imbler has served as our President since November 2002, our Chief Financial Officer since March 2003 and as one of our directors since November 2001. Mr. Imbler held a variety of positions at Hyperion Solutions Corporation, a business intelligence software company, from July 1995 to September 2002, including Advisor from October 2001 to September 2002, President and Chief Operating Officer from April 1999 to October 2001 and Senior Vice President and Chief Financial Officer from July 1995 to April 1999. Mr. Imbler served as Senior Vice President and Chief Financial Officer for Gupta Corporation, an enterprise database software company, from November 1994 to July 1995, Vice President and Chief Financial Officer for QuickResponse Services Inc., a provider of electronic data interchange services, from May 1993 to October 1994, and Vice President of Finance for Oracle Corporation, an enterprise database and software developer, from July 1987 to May 1993. Mr. Imbler also serves on the board of directors for Wavecom, SA, a French mobile telecommunications company. Mr. Imbler holds an M.B.A. from University of Texas at Austin and a B.M. in piano performance from Wichita State University.

Mr. Flynn co-founded Liquid Audio in January 1996. Since July 2001, Mr. Flynn has served as one of our directors, and from July 1999 to November 2002, as our Senior Vice President of Business Development and Secretary. From January 1996 to July 1999, Mr. Flynn served as our Vice President of Business Development and Secretary. Mr. Flynn also served as our Chief Financial Officer from January 1996 to August 1997 and as one of our directors from January 1996 to June 1996. From March 1987 until November 1995, Mr. Flynn served as a general partner of Entertainment Media Venture Partners I, L.P., an institutional venture capital fund investing in the entertainment, media and communications technology industries. During this time, Mr. Flynn also served on the board of directors of Integrated Media Systems. Mr. Flynn holds a B.A. in English from Stanford University and an M.B.A. from University of California at Los Angeles.

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

Mr. Holtzman has served as one of our directors since September 2002. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and the Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently the Chairman of the Board of two publicly traded companies: Casual Male Retail Group, Inc. (formerly known as Designs, Inc.) and MM Companies, Inc. Mr. Holtzman was a former Chairman of the Board and a former current director of Little Switzerland, Inc., a leading jewelry retailer in the Caribbean, Alaska and Key West, Florida. Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

Mr. Mitarotonda has served as one of our directors since September 2002. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm which he co-founded in November 1991. Mr. Mitarotonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund which seeks to be actively involved with its portfolio companies in order to enhance shareholder value. Mr. Mitarotonda is also President, Chief Executive Officer and a director of MM Companies, Inc. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarotonda was employed as Senior Vice President/Investments by D.H. Blair & Co., an investment bank, brokerage and securities trading firm focused on micro-capitalization companies. From July 1981 to November 1984, Mr. Mitarotonda was employed by Citibank, N.A. with management responsibility for two of Citibank’s business banking branches and became Regional Director of Citibank’s Home Equity Financing and Credit Services. Mr. Mitarotonda is a member of the Alumni Advisory Council of New York University’s Stern School of Business and was a member of the Executive Committee and Chairman of Membership of the Gotham Chapter of the Young President’s Organization. He graduated from Queens College with a BA degree in economics and with an MBA from New York University’s Graduate School of Business Administration (now known as the Stern School of Business).

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

To our knowledge, based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us pursuant to Rule 16(a)-(e) with respect to the last fiscal year and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no report on Form 5 was required for our officers, directors and 10% shareholders, we believe that all reports required to be filed under Section 16(a) have been filed on a timely basis by the foregoing persons for our 2002 fiscal year, except as follows: each of Seymour Holtzman and James A. Mitarotonda failed to file timely one report on Form 3, Initial Statement of Beneficial Ownership of Securities, and one report on Form 4, Statement of Changes in Beneficial Ownership of Securities, to report two transactions; and Ann Winblad failed to file timely one report on Form 4, Statement of Changes in Beneficial Ownership of Securities, to report two transactions and one report on Form 5, Annual Statement of Beneficial Ownership of Securities, to report one transaction.

Board Composition

We currently have five directors. Our restated certificate of incorporation divides our Board of Directors (“Board”) into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. The Class I directors are Robert G. Flynn and Stephen V. Imbler, the Class II director is Ann Winblad and the Class III directors are Seymour Holtzman and James A. Mitarotonda. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

Each officer is elected by, and serves at the discretion of, the Board. Each of our officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. There are no family relationships among any of our directors, officers or key employees.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the total compensation received for services rendered to us for the years ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and our four other most highly compensated executive officers who received salary and bonus in 2002 in excess of $100,000 (Named Executive Officers).

	Annual Compensation						Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		# Securities Underlying Options/SARs
Raymond A. Doig Chief Executive Officer	2002 2001 2000	$84,001 — —	$	— — —	$60,250 — —	(2)	— 30,000 —

Stephen V. Imbler President and Chief Financial Officer	2002 2001 2000	$84,001 — —	$	— — —	$37,000 — —	(8)	10,000 30,000 —

Gerald W. Kearby President and Chief Executive Officer (resigned November 2002)	2002 2001 2000	310,198 238,423 216,963		— 52,000 105,685	136,471 2,000 2,000	(3) (1) (1)	— 75,000 125,000

Robert G. Flynn Senior Vice President of Business Development (resigned November 2002)	2002 2001 2000	235,220 187,646 161,053		— 40,000 73,520	119,500 12,800 4,433	(4) (5) (5)	— 50,000 100,000

Leon Rishniw Vice President of Engineering (resigned October 2002)	2002 2001 2000	160,328 163,423 144,445		— 26,000 71,223	87,000 2,000 2,000	(6) (1) (1)	— 100,000 63,780

Richard W. Wingate Senior Vice President of Content Development and Label Relations (resigned November 2002)	2002 2001 2000	239,668 216,846 293,255		— 60,000 86,900	186,546 2,000 2,000	(7) (1) (1)	— 50,000 109,000

(1)	Amount represents matching contributions to our 401(k) savings plan.
(2)	Amount represents consulting fees of $21,250 and Board compensation fees of $39,000.

(3)	Amount represents severance of $122,500, consulting fees of $12,000 and matching contributions to our 401(k) savings plan of $1,971.
(4)	Amount represents severance of $95,000, consulting fees of $17,500, Board compensation fees of $5,000 and matching contributions to our 401(k) savings plan of $2,000.
(5)	Amount represents reimbursement of relocation costs and matching contributions to our 401(k) savings plan.
(6)	Amount represents severance of $85,000 and matching contributions to our 401(k) savings plan of $2,000.
(7)	Amount represents severance of $115,000, consulting fees of $69,546 and matching contributions to our 401(k) savings plan of $2,000.
(8)	Amount represents Board compensation fees.

Option Grants in Last Fiscal Year

We granted stock options to certain Named Executive Officers during 2001 but not in 2002. We have never granted any stock appreciation rights.

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2002. All such options were awarded under our 1996 Equity Incentive Plan.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term(4)
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted in Fiscal 2002(2)	Exercise Price(3)	Expiration Date
					5%	10%
Raymond A. Doig	—	—%	$—	—	$—	$—
Stephen V. Imbler	10,000	4.0	2.63	11/1/12	16,540	41,915

(1)	Options were granted under our 1996 Equity Incentive Plan and generally vest over four years from the date of grant.
(2)	Based on an aggregate of 248,000 options granted by us in the year ended December 31, 2002 to our employees, directors and consultants, including the Named Executive Officers.
(3)	Options were granted at an exercise price equal to the fair market value per share of common stock on the grant date, as determined by our board of directors according to the provisions of the 1996 Equity Incentive Plan.
(4)	The potential realizable value is calculated based on the term of the option at its time of grant, or 10 years. In accordance with the rules of the Securities and Exchange Commission, the following table also sets forth the potential realizable value over the term of the options, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides summary information concerning stock options held as of December 31, 2002 by each of the Named Executive Officers. One of the Named Executive Officers exercised options in 2002.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Raymond A. Doig	—	$—	30,000	—	$—	$—
Stephen V. Imbler	—	—	40,000	—	—	—
Robert G. Flynn	—	—	76,040	—	—	—
Leon Rishniw	5,000	11,450	106,815	—	17,591	—

(1)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $2.46 less the exercise price.

Director Compensation

In February 2002, our Board approved a plan that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the Board attended during their term of service. In September 2002, our Board amended the plan to provide our non-employee directors with cash compensation of $1,500 for any day or substantial part of the day in which such director is engaged in any activity on our behalf at the request of the Board, the Chairman of the Board, the Chief Executive Officer or the President, other than attending meetings of the Board or any of its committees. Previously, our directors did not receive cash compensation for their service as members of the Board of directors. Our directors are reimbursed for certain expenses in connection with attendance at Board and committee meetings. We paid Raymond A. Doig $39,000, Stephen V. Imbler $37,000, Robert G. Flynn $5,000, Seymour Holtzman $20,000, James A. Mitarotonda $20,000, James D. Somes $28,500 and Judith N. Frank $22,000 under this plan in 2002. Ann Winblad declined to accept the cash compensation under this plan. James D. Somes was also paid $84,000 fees as Chairman of the Board and Raymond A. Doig was also paid $21,250 in consulting fees in 2002 related to services performed at the request of the Board and Company subsequent to his term as a director. Raymond A. Doig and Stephen V. Imbler were each paid $84,001 for their services as our Chief Executive Officer and President, respectively. Judith N. Frank was paid $3,600 in consulting fees in 2002 related to services performed at the request of the Board.

Non-employee directors are granted a fully vested option to purchase 30,000 shares of common stock upon initial election and a fully vested option to purchase 10,000 shares of common stock on each anniversary of becoming a director during their term of service. We do not provide additional compensation for committee participation. In June 2002 we granted Ann Winblad an option to purchase 10,000 shares of common stock, in November 2002 we granted Stephen V. Imbler an option to purchase 10,000 shares of common stock and in October 2002 we granted each of Seymour Holtzman and James A. Mitarotonda an option to purchase 30,000 shares of common stock.

Employment Contract, Termination of Employment and Change-in-Control Arrangements

We have one-year employment contracts with Raymond A. Doig, Stephen V. Imbler and James D. Somes, terminating on November 18, 2003. Under these contracts, each of Raymond A. Doig, Stephen V. Imbler and James D. Somes were advanced six months of salary, or $72,000, in a lump sum payment in November 2002. Each of Mr. Doig and Mr. Somes receive monthly payments of $12,000 beginning on December 1, 2002 and ending on May 31, 2003. Mr. Imbler received a monthly payment of $12,000 in December 2002 and receives monthly payments of $6,000 beginning on January 1, 2003 and ending on May 31, 2003. Mr. Doig devotes his full and exclusive time to our business pursuant to the employment contract. The contract with Mr. Somes was terminated on January 24, 2003.

The compensation committee of our Board has approved a plan that provides that in the event of a change-in-control of Liquid Audio, the stock options of each our executive officers will immediately vest the greater of one year or 25% of all of their outstanding or unvested stock options. Executive officers qualifying under this plan include Raymond A. Doig and Stephen V. Imbler. For purposes of this plan, a change-in-control is defined as an event at which either (1) we enter into an agreement to dispose of all or substantially all of our assets; or (2) our stockholders dispose of 50% or more of our outstanding common stock.

The declaration of a return of capital cash distribution of $2.50 per share on December 6, 2002 qualified as a change-in-control under the employment agreement of Michael R. Bolcerek. Accordingly, 25% of Mr. Bolcerek’s unvested options prior to the change-in-control event vested on December 6, 2002, for a total of 25,000 additional options vested.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Seymour Holtzman and Ann Winblad. The compensation committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, compensation committee or executive officers and the Board, compensation committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

Board Compensation Committee Report on Executive Compensation

The compensation committee believes that the compensation of the executive officers, including that of the Chief Executive Officer (each, an “Executive Officer” and collectively, the “Executive Officers”), should be influenced by the Company’s performance. The compensation committee establishes the salaries and bonuses of all of the Executive Officers by considering: (i) the Company’s financial performance for the past year; (ii) the achievement of certain objectives related to the particular Executive Officer’s area of responsibility; (iii) the salaries and bonuses of Executive Officers in similar positions of comparably-sized companies; and (iv) the relationship between revenue and Executive Officer compensation.

Due to the Company’s performance in 2001 and to contain expenses, in 2002, the compensation committee established a salary freeze on all of the Company’s employees, including the Executive Officers.

In 2002, the compensation committee did not establish bonus targets for the Executive Officers. In the prior year, bonus targets were equal to either 30% or 50% of base salary. Actual bonus amounts were based on both corporate and individual performance measurements. The corporate performance measurements were based on revenue and operating loss targets. No bonus payouts were made in 2002.

In addition to salary and bonus, the compensation committee, from time to time, grants options to Executive Officers. The compensation committee views option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company’s stock price, the compensation committee believes that options motivate Executive Officers to manage the Company in a manner that will also benefit stockholders. As such, options are granted at the current market price. One of the principal factors considered in granting options to an Executive Officer is the Executive Officer’s ability to influence the Company’s long-term growth and profitability. No options were granted to any Executive Officer in 2002.

In approving the Chief Executive Officer’s salary, the compensation committee generally followed the policies set forth above. Mr. Kearby’s base annual salary of $310,198 for 2002, reflects his position, duties and responsibilities.

COMPENSATION COMMITTEE OF LIQUID AUDIO, INC.

/s/ ANN WINBLAD Ann Winblad

/s/ SEYMOUR HOLTZMAN Seymour Holtzman

Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index-U.S. and a group of peer issuers selected in good faith and comprised of Intertrust Technologies Corporation (ITRU) and RealNetworks, Inc. (RNWK). The graph assumes that $100 was invested on July 9, 1999, the date of our initial public offering, in our common stock, the Nasdaq Stock Market Index-U.S. and the peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

AMONG LIQUID AUDIO, THE NASDAQ STOCK MARKET (U.S.) INDEX AND PEER GROUP

*	$100 invested on July 9, 1999 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Company/Index	7/9/99	9/99	12/99	3/00	6/00	9/00	12/00	3/01	6/01	9/01	12/01	3/02	6/02	9/02	12/02
Liquid Audio	100.00	246.67	175.00	88.33	63.13	30.00	17.09	16.25	19.67	13.67	15.67	15.27	16.33	17.33	32.42
Peer Group	100.00	113.19	130.24	113.34	87.96	66.05	15.01	13.59	17.72	7.80	9.48	11.04	8.34	7.84	9.01
Nasdaq Stock Market (U.S.)	100.00	98.41	145.37	163.30	145.02	130.69	87.51	65.31	76.97	53.41	69.43	65.78	52.44	42.07	47.99

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information with respect to beneficial ownership of our common stock as of February 20, 2003 by:

•	each person known by us who beneficially owns more than 5% of the common stock;

•	each of our named executive officers;

•	each of our directors and nominees for director; and

•	all executive officers and directors as a group.

Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o Liquid Audio, Inc., 800 Chesapeake Drive, Redwood City, CA 94063. The table includes all shares of common stock issuable within 60 days of March 18, 2003 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 23,145,036 shares of common stock outstanding as of March 18, 2003, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
MMC and related entities(1)	1,568,100	6.8
c/o Barington Capital Group, L.P. 888 Seventh Avenue, 17th Floor New York, NY 10019
Coghill Capital Management(2)	1,516,988	6.6
225 W. Washington Street, Suite 2200 Chicago, IL 60606
Hedgehog Capital LLC(3)	1,503,970	6.5
1117 E. Putnam Avenue, #320 Riverside, CT 06878
SC Fundamental Value Fund, L.P. and related entities(4)	1,397,575	6.0
420 Lexington Avenue, Suite 2601 New York, NY 10170
Robert G. Flynn	675,000	2.9
Leon Rishniw	29,500	*
Ann Winblad(5)	370,738	1.2
Stephen V. Imbler(6)	40,000	*
Raymond A. Doig(7)	30,000	*
Seymour Holtzman(8)	1,161,400	5.0
James A. Mitarotonda(9)	1,033,100	4.5
All executive officers and directors as a group (6 persons)(10)	2,553,807	11.0

(1)	On September 28, 2001, the MMC group jointly filed a Schedule 13D pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,568,100 shares of our common stock as the total owned by the five entities. According to that Schedule 13D, as amended on May 10, 2002, MMC owns 655,900 shares of common stock, Jewelcor Management, Inc. owns 475,500 shares of common stock, Barington Companies Equity Partners L.P. owns 339,200 shares of common stock and Domrose Sons Partnership owns 8,000 shares of common stock. Barington Companies Investors, LLC is the general partner of Barington Companies Equity Partners, L.P. James Mitarotonda is the managing member of the Barington Companies Investors, LLC. Each of James Mitarotonda, Mario Mitarotonda and Mike Mitarotonda is a partner in Domrose Sons Partnership.
(2)	On May 30, 2002, Coghill Capital Management, a limited partnership, filed a Schedule 13D, and amended on June 20, 2002, pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,516,988 shares of our common stock as the total owned.

(3)	On January 30, 2003, Hedgehog Capital LLC filed a Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,503,970 shares of our common stock as the total owned.
(4)	On December 6, 2002, SC Fundamental Value Fund and related entities filed a Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,397,575 shares of our common stock as the total owned.
(5)	Includes 30,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003.
(6)	Includes 40,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003.
(7)	Includes 30,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003.
(8)	Includes 655,900 shares of common stock owned by MMC, 475,500 shares of common stock owned by Jewelcor Management, Inc. and 30,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003. Seymour Holtzman is Chairman of the Board of Directors and Chief Executive Officer of Jewelcor Management, Inc. and Chairman of the Board of Directors of MMC. Consequently, Mr. Holtzman may be deemed to beneficially own all of the shares held by MMC and Jewelcor Management, Inc. Mr. Holtzman disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.
(9)	Includes 655,900 shares of common stock owned by MMC, 339,200 shares of common stock owned by Barington Companies Equity Partners L.P., 8,000 shares of common stock owned by Domrose Sons Partnership and 30,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003. James A. Mitarotonda is President, Chief Executive Officer and a director of MMC, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partner L.P., and a partner of Domrose Sons Partnership. Consequently, Mr. Mitarotonda may be deemed to beneficially own all of the shares held by MMC, Barington Companies Equity Partners L.P. and Domrose Sons Partnership. Mr. Mitarotonda disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.
(10)	Includes 160,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 18, 2003.
*	Does not exceed 1%.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information for stock options, warrants and rights granted in the year ended December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	140,000	2.54	108,000
Total	140,000		108,000

On March 18, 2003, our Board elected to reduce the exercise price of all stock options by $2.50, but not lower than $0.10, to account for the $2.50 per share return of capital distribution made on January 29, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception in January 1996, we have never been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under “Security Ownership of Certain Beneficial Owners and Management,” the reimbursement of MM Companies Inc. for legal expenses in connection with a stockholder derivative action (see Part I. Item 3. LEGAL PROCEEDINGS) and the transactions described below.

Gerald W. Kearby and Robert G. Flynn were involved in our founding and organization and may be considered as our promoters. Mr. Kearby and Mr. Flynn are former executives, and Mr. Flynn is a current director. Following our inception in January 1996, we issued 937,500 shares of common stock to Mr. Kearby and 750,000 shares of common stock to Mr. Flynn. Mr. Kearby and Mr. Flynn each contributed a nominal amount of capital for our initial capitalization.

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

ITEM 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that such disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date that our Chief Executive Officer and Chief Financial Officer carried out their evaluations.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits. All requests should be sent to:

Demer IR Counsel, Inc.

201 North Civic Drive, Suite 160

Walnut Creek, CA 94596-3865

925-938-2678

info@demer-ir.com

In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by us at www.sec.gov. Our website is located at www.liquidaudio.com. Information contained on our website is not a part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

(a)(3) Exhibits

Please see subsection (c) below.

(b) Reports on Form 8-K

On November 12, 2002, we filed a report on Form 8-K which announced that we and Alliance Entertainment Corp. have mutually agreed to terminate the amended and restated agreement and plan of merger dated June 12, 2002 and amended and restated as of July 14, 2002. A copy of the Termination and Release Agreement was attached and included therein.

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

4.2	Form of Specimen Stock Certificate (1)

Number	Description

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

4.4	First Amendment to the Preferred Stock Rights Agreement, dated as of July 14, 2002 (8)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)

10.6	Form of Liquid Music Network Agreement (1)

10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)

10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)

10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)

10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)

10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)

10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)

10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)

10.40	Liquid Remote Inventory Fulfillment Systems™ Merchant Affiliate and License Agreement with MTS, Inc., dated May 14, 1999 (1)

10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)

10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999 (1)

10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)

10.50	2000 Nonstatutory Stock Option Plan (4)

10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)

10.52	Voting and Conversion Agreement, dates as of June 12, 2002, between AEC Associates LLC and Liquid Audio, Inc. (10)

10.53	Amendment to Voting and Conversion Agreement, dated as of June 12, 2002 (9)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (11)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002

Number	Description

10.58	Option and Purchase Agreement with Universal Music Group, Inc., dated as of November 15, 2002

10.59	Amendment No. 1 to Option and Purchase Agreement with Universal Music Group, Inc., dated as of January 9, 2003

10.60	Assignment and Assumption Agreement dated as of January 16, 2003, by and between Universal Music Group, Inc. and Geneva Media, LLC

10.61	Amendment No. 2 to Option and Purchase Agreement with Geneva Media, LLC, dated as of January 20, 2003

10.62	Consultant Agreement with Raymond Doig, dated as of October 8, 2002

10.63	Consultant Agreement with Asset Strategies, Inc. and Judith Frank, dated as of November 25, 2002

10.64	Severance Agreement and General Release with Gerald Kearby, dated as of November 22, 2002

10.65	Severance Agreement and General Release with Robert Flynn, dated as of November 22, 2002

10.66	Employment Agreement with Raymond Doig, dated as of November 18, 2002

10.67	Employment Agreement with Stephen Imbler, dated as of November 18, 2002

10.68	Employment Agreement with James D. Somes, dated as of November 18, 2002

11.1	Statement regarding computation of per share earnings (7)

21.1	Subsidiary of Liquid Audio, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this report)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions
(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-91541, filed with the Securities and Exchange Commission on November 23, 1999 and declared effective December 14, 1999
(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000
(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000
(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001
(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(8)	incorporated by reference to Exhibits of the Form 8-A12G/A filed with the Securities and Exchange Commission on July 16, 2002
(9)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2002
(10)	incorporated by reference to the Registration Statement on Form S-4 and all amendments thereto, Registration No. 33396925, filed with the Securities and Exchange Commission on July 23, 2002
(11)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on March 31, 2003.

By:	/s/ RAYMOND A. DOIG
Raymond A. Doig
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Raymond A. Doig and Stephen V. Imbler, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ RAYMOND A. DOIG Raymond A. Doig	Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ STEPHEN V. IMBLER Stephen V. Imbler	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2003

Robert G. Flynn	Director

/s/ ANN WINBLAD Ann Winblad	Director	March 31, 2003

Seymour Holtzman	Director

/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director	March 31, 2003

CERTIFICATION

I, Raymond A. Doig, Chief Executive Officer of Liquid Audio, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Liquid Audio, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ RAYMOND A. DOIG
Raymond A. Doig Chief Executive Officer

CERTIFICATION

I, Stephen V. Imbler, President and Chief Financial Officer of Liquid Audio, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Liquid Audio, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ STEPHEN V. IMBLER
Stephen V. Imbler
President, Chief Financial Officer and Director

LIQUID AUDIO, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Liquid Audio, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Liquid Audio, Inc. (“Liquid Audio”) and its subsidiary at December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Liquid Audio’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, in January 2003, Liquid Audio sold the majority of its operating assets, distributed $57.8 million to its stockholders and approved a plan to pursue strategic alternatives for its remaining assets including liquidation. A plan of liquidation would be subject to stockholder approval.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 21, 2003,

except for Note 16,

as to which the date is March 18, 2003.

LIQUID AUDIO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$73,985	$91,594
Accounts receivable, net	60	130
Other current assets	1,361	1,099

Total current assets	75,406	92,823
Restricted cash	826	826
Property and equipment, net	558	3,603
Other assets	7	163

Total assets	$76,797	$97,415

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,218	$1,107
Accrued expenses and other current liabilities	2,151	3,821
Distribution payable to stockholders	57,771	—
Deferred revenue	39	122
Capital lease obligations	—	28
Equipment loan	—	169
Note payable to related party	—	343

Total current liabilities	61,179	5,590

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,144,828 and 22,709,305 shares issued and outstanding	23	23
Additional paid-in capital	146,039	202,969
Unearned compensation	—	(43)
Accumulated deficit	(130,369)	(111,094)
Accumulated other comprehensive income	(75)	(30)

Total stockholders’ equity	15,618	91,825

Total liabilities and stockholders’ equity	$76,797	$97,415

The accompanying notes are an integral part of these consolidated financial statements.

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net revenues:
License	$108	$682	$1,284
Services	374	1,173	2,977
Business development (related party)	—	2,873	7,307

Total net revenues	482	4,728	11,568

Cost of net revenues:
License	388	491	290
Services	654	1,503	2,722
Business development (related party)	—	—	75
Non-cash cost of revenues	82	349	28

Total cost of net revenues	1,124	2,343	3,115

Gross profit (loss)	(642)	2,385	8,453

Operating expenses:
Sales and marketing	3,765	11,404	17,114
Non-cash sales and marketing	(28)	(43)	314
Research and development	9,111	16,957	22,917
Non-cash research and development	6	—	80
General and administrative	10,712	9,077	7,131
Non-cash general and administrative	1	(14)	13
Impairment loss	689	—	—
Strategic marketing—equity instruments	—	607	1,935
Restructuring	1,163	4,497	—

Total operating expenses	25,419	42,485	49,504

Loss from operations	(26,061)	(40,100)	(41,051)
Interest income	1,347	4,321	8,809
Interest expense	50	(111)	(144)
Other income (expense), net	489	(40)	(429)
Gain on sale of intellectual property	7,000	—	—
Merger termination fee	(2,100)	—	—
Loss in equity investment	—	(1,254)	(870)

Net loss	$(19,275)	$(37,184)	$(33,685)

Net loss per share:
Basic and diluted	$(0.85)	$(1.64)	$(1.52)

Weighted average shares	22,775	22,614	22,133

The accompanying notes are an integral part of these consolidated financial statements.

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1999	21,875,256	22	198,973	(1,097)	(40,225)	72	157,745
Repurchase of common stock in connection with unvested stock options previously exercised	(18,845)	—	(12)	—	—	—	(12)
Issuance of common stock for intellectual property	4,072	—	16	—	—	—	16
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	1,356	—	—	—	1,356
Issuance of common stock in connection with strategic marketing agreements	200,000	—	1,376	—	—	—	1,376
Issuance of common stock in connection with settlement of legal claim	30,000	—	354	—	—	—	354
Issuance of common stock in connection with employee stock purchase plan	194,877	—	934	—	—	—	934
Issuance of common stock in connection with exercise of stock options	230,017	1	128	—	—	—	129
Issuance of common stock in connection with exercise of warrants	26,582	—	107	—	—	—	107
Unearned compensation, net of effect of cancellations	—	—	(355)	355	—	—	—
Amortization of unearned compensation	—	—	—	409	—	—	409
Cumulative translation adjustment	—	—	—	—	—	23	23	$23
Unrealized loss on investments	—	—	—	—	—	(78)	(78)	(78)
Net loss	—	—	—	—	(33,685)	—	(33,685)	(33,685)

Comprehensive loss								$(33,740)

Balance at December 31, 2000	22,541,959	23	202,877	(333)	(73,910)	17	128,674
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	188	—	—	—	188
Issuance of common stock in connection with employee stock purchase plan	115,986	—	239	—	—	—	239
Issuance of common stock in connection with exercise of stock options	51,360	—	17	—	—	—	17
Unearned compensation, net of effect of cancellations	—	—	(352)	352	—	—	—
Amortization of unearned compensation	—	—	—	(62)	—	—	(62)
Cumulative translation adjustment	—	—	—	—	—	(47)	(47)	$(47)
Net loss	—	—	—	—	(37,184)	—	(37,184)	(37,184)

Comprehensive loss								$(37,231)

Balance at December 31, 2001	22,709,305	23	202,969	(43)	(111,094)	(30)	91,825
Issuance of common stock for intellectual property	4,071	—	—	—	—	—	—
Issuance of common stock warrants in connection with strategic marketing agreement	—	—	82	—	—	—	82
Issuance of common stock in connection with employee stock purchase plan	34,940	—	70	—	—	—	70
Issuance of common stock in connection with exercise of stock options	396,512	—	753	—	—	—	753
Declared cash distribution payable to stockholders	—	—	(57,771)	—	—	—	(57,771)
Unearned compensation, net of effect of cancellations	—	—	(64)	64	—	—	—
Amortization of unearned compensation	—	—	—	(21)	—	—	(21)
Cumulative translation adjustment	—	—	—	—	—	(45)	(45)	$(45)
Net loss	—	—	—	—	(19,275)	—	(19,275)	(19,275)

Comprehensive loss								$(19,320)

Balance at December 31, 2002	23,144,828	$23	$146,039	$—	$(130,369)	$(75)	$15,618

The accompanying notes are an integral part of these consolidated financial statements

LIQUID AUDIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(19,275)	$(37,184)	$(33,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,328	3,859	3,436
Amortization of unearned compensation	(21)	(62)	409
Allowance for doubtful accounts and sales returns reserve	—	1,458	315
Notes receivable write-off	—	—	470
Equity in net loss of investments	—	1,254	870
Gain on extinguishment of debt	(343)	—	—
Strategic marketing-equity instruments	—	607	1,935
Non-cash cost of revenue	82	353	26
Loss on disposal of and impairment of property and equipment	804	2,184	—
Issuance of common stock in connection with settlement of a legal claim	—	—	354
Changes in assets and liabilities:
Accounts receivable from third parties	70	647	(889)
Accounts receivable from related parties	—	(257)	(1,288)
Restricted cash	—	(826)	—
Other assets	(106)	473	(878)
Accounts payable	111	(2,207)	1,362
Accrued liabilities	(1,670)	299	909
Deferred revenue from third parties	(83)	(318)	35
Deferred revenue from related parties	—	(987)	(180)

Net cash used in operating activities	(18,103)	(30,707)	(26,799)

Cash flows from investing activities:
Acquisition of property and equipment	(87)	(861)	(7,439)
Proceeds from sale of property and equipment	—	33	—
Sales (purchases) of short-term investments, net	—	27,384	(8,221)
Equity investment	—	(165)	—

Net cash provided by (used in) investing activities	(87)	26,391	(15,660)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	823	256	1,051
Payments made under capital leases	(28)	(120)	(195)
Payments made under equipment loan	(169)	(563)	(588)

Net cash provided by (used in) financing activities	626	(427)	268

Effect of exchange rates on cash and cash equivalents	(45)	(61)	(103)

Net decrease in cash and cash equivalents	(17,609)	(4,804)	(42,294)
Cash and cash equivalents at beginning of period	91,594	96,398	138,692

Cash and cash equivalents at end of period	$73,985	$91,594	$96,398

Supplemental cash flow disclosures:
Cash paid for interest	$31	$67	$144
Supplemental non-cash investing and financing activities:
Declaration of cash distribution to stockholders	$57,771	$—	$—
Issuance of warrants in connection with strategic marketing agreements	82	188	1,356
Issuance of common stock in connection with strategic marketing agreement	—	771	1,376
Issuance of common stock upon exercise of warrant	—	—	107
Issuance of common stock for intellectual property	—	—	16

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

In September 2002, the Company sold the domestic and foreign rights to its entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, the Company received an assignable perpetual royalty-free license to continue using the patented technology in its digital distribution system (the “Microsoft License”).

On December 6, 2002, the Company announced a return of capital cash distribution to the Company’s common stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. After a delay due to a lawsuit filed against the Company by BeMusic, Inc. (see Note 10—Commitments and Contingencies: Litigation), the Company paid this return of capital cash distribution on January 29, 2003, for a total of $57.8 million.

On January 24, 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, the Company also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, the Company is not currently operating any businesses.

Liquidity and capital resources

On March 7, 2003, the Company’s Board of Directors approved a plan to pursue strategic alternatives for the Company’s remaining assets including liquidation. A plan of liquidation cannot be finalized until approved by the Company’s stockholders.

The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2002, the Company incurred a net loss of approximately $19.3 million and negative cash flows from operations of $18.1 million. As of December 31, 2002, the Company had an accumulated deficit of approximately $130.4 million. Management believes that existing cash and cash equivalents are sufficient to fund the Company’s operations for at least twelve months. However, the Company could pursue a plan of liquidation, which would be subject to stockholder approval.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current period presentation.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and cash equivalents and short-term investments

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents, and those with maturities greater than three months and less than twelve months are considered short-term investments. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial securities that are stated at cost, which approximates fair value. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The cost of securities sold is based upon the specific identification method. The Company held no short-term investments at December 31, 2002 and 2001. The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$1,113	$1,819
Money market funds	72,872	89,775

	$73,985	$91,594

Restricted cash

At December 31, 2002 and 2001, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company’s cash and cash equivalents are invested in a highly liquid money market fund. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Credit losses to date have been within management’s estimates.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth customers comprising 10% or more of the Company’s total net revenues for each of the periods indicated:

	Year Ended December 31,
Customer	2002	2001	2000
A	11%	—	—
B (related party)	—	39%	42%
C (related party	—	22%	—
D (related party)	—	—	11%

At December 31, 2002, three customers represented 23%, 18% and 10%, respectively, of gross accounts receivable. At December 31, 2001, one customer represented 14% of gross accounts receivable from third parties. At December 31, 2001, two customers represented 81% and 19%, respectively, of gross accounts receivable from related parties.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, an equipment loan and a note payable to a related party are carried at cost. The Company’s financial instruments approximate fair value due to their relatively short maturities. The carrying value of the Company’s debt instruments approximate fair value as the interest rates approximate current market rates of similar debt. The Company does not hold or issue financial instruments for trading purposes.

Property and equipment

Property and equipment, including leasehold improvements, are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years, or for leasehold improvements, the term of the lease, whichever is shorter. Assets held under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the life of the lease, generally three years. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

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

Long-lived assets

The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable. When such an event occurs, the Company estimates the future of cash flows expected to result from the use of an asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Revenue recognition

Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable as prescribed in SOP No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, is based upon separate sales of these services. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value does not exist for the undelivered elements, the total fee from the arrangement is recognized ratably over the period of the contract. The Company recognizes revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

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

The Company also generated license and service revenues from digital music kiosk sales and hosting services. Revenue derived from hosting services included subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue include transaction fees from sales of digital recorded music through the Company’s website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consist of software licenses and services revenue from equipment and kiosk-related services. The Company bears full credit risk with respect to substantially all sales.

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

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. The following table sets forth advertising costs for the periods indicated (in thousands):

	Year Ended December 31,
	2002	2001	2000
Advertising costs	$—	$113	$1,552

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

Consistent with the disclosure provisions of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December, 31
	2002	2001	2000
Net loss—as reported	$19,275	$37,184	$33,685
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	(1,399)	1,469	11,354

Net loss—pro forma	$17,876	$38,653	$45,039

Basic and diluted net loss per share—as reported	$0.85	$1.64	$1.52
Basic and diluted net loss per share—pro forma	0.78	1.71	2.03

Foreign currency translation

The functional currency of the Company’s subsidiary is its local currency. Foreign currency assets and liabilities are translated at the current exchange rate at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Realized gains and losses on foreign currency transactions are included in other income (expense), net. Realized gains (losses) were $0 in 2002, 2001 and 2000.

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of stock warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(19,275)	$(37,184)	$(33,685)

Denominator:
Weighted average shares	22,775	22,621	22,211
Weighted average unvested common shares subject to repurchase	—	(7)	(78)

Denominator for basic and diluted calculation	22,775	22,614	22,133

Net loss per share:
Basic and diluted	$(0.85)	$(1.64)	$(1.52)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2002	2001	2000
Common stock options	1,092	2,921	2,830
Common stock warrants	431	875	875
Unvested common stock subject to repurchase	—	1	17

Comprehensive income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” effective January 1, 1998. SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company’s comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders’ equity.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$435	$1,692	$3,629
International	47	3,036	7,939

	$482	$4,728	$11,568

It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2002, 2001 and 2000.

Substantially all of the Company’s assets as of December 31, 2002 and 2001 were located in the United States.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 did not have a significant impact on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company recorded an impairment loss of $689,000 in 2002. See Long-lived assets above.

In the first quarter of 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-25, “Vendor Income Statement Characterization of

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consideration Paid to a Reseller of the Vendor’s Products,” EITF Issue No. 00-22, “Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products” which all address certain aspects of sales incentives. The adoption of these EITFs did not have a material impact on the Company’s financial position and results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on its financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will not have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will have no material impact on its financial condition or results of operations.

NOTE 2—RELATED PARTIES:

Investment in Liquid Audio Japan

In April 1998, the Company signed an agreement with a strategic partner (the “Strategic Partner”) to establish a Japanese corporation, Liquid Audio Japan (“LAJ”). LAJ was the exclusive reseller and distributor of the Company’s software products in Japan. In March 1999, the Company purchased 18% of the issued and outstanding shares in LAJ from the Strategic Partner for $378,000. The Company accounts for its investment under the equity method of accounting since it had the ability to exercise significant influence over the operations of LAJ. The Company’s purchase of shares in LAJ was funded by a loan from a related entity of the Japanese Strategic Partner. This loan, denominated in Japanese yen, was canceled by the strategic partner in December 2002, pursuant to the Agreement to Cancel Promissory Note with the strategic partner, dated as of December 17, 2002. In consideration of the cancellation of the loan, the Company assigned the amounts owed it by CME of $1,100,000. Any amounts paid by CME will be shared equally between the strategic partner and the Company.

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

The Company owns 1.56% of the outstanding shares of CME at December 31, 2002. The investment is recorded at its fair value of $0 at December 31, 2002.

Investment in Liquid Audio Korea

In December 1998, the Company signed an agreement with another strategic partner to establish a Korean corporation, Liquid Audio Korea Co. Ltd. (“LAK”), to develop a local business to enable the digital delivery of

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other transactions

Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Cyber Music Entertainment and strategic partner	$—	$1,837	$5,047
Liquid Audio South East Asia and strategic partner	—	—	1,261
Liquid Audio Greater China and strategic partner	—	1,036	705
Liquid Audio Korea and strategic partner	—	—	294

	$—	$2,873	$7,307

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total fees earned from Cyber Music Entertainment and strategic partner, $0, $1,837,000 and $4,880,000 were earned from Cyber Music Entertainment and relate to software licensing and maintenance fees in 2002, 2001 and 2000, respectively, and $0 and $167,000 was earned from the strategic partner in Cyber Music Entertainment in 2001 and 2000, respectively, and related to a non-refundable service fee of $1,000,000 received in March 1999 and recognized ratably over the one-year term of the service agreement.

The total fee of $1,036,000 and $705,000 earned from Liquid Audio Greater China in 2001 and 2000 consist of software licensing and maintenance fees.

The total fee of $1,261,000 earned in 2000 from Liquid Audio South East Asia through our strategic partner consist of software licensing and maintenance fees.

The total fee of $294,000 earned from Liquid Audio Korea in 2000 consist primarily of software licensing and maintenance fees.

At December 31, 2002 and 2001, fees billed or received in advance of recognition as business development revenues were $0.

The Company provided professional services to Muze, Inc., in which one of the Company’s former directors is also a director of Muze, Inc. The Company recognized revenue from Muze, Inc. of approximately $0, $155,000 and $511,000 in 2002, 2001 and 2000, respectively. Amounts outstanding from Muze, Inc. were approximately $52,000 and $79,000 at December 31, 2002 and 2001, respectively. During 2001, the director of Muze, Inc. resigned from her director position with the Company. As a result, in 2002 revenues and outstanding accounts receivable from Muze, Inc. have not been classified as related party.

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2002	2001
Accounts receivable from third parties, net:
Accounts receivable	$206	$455
Allowance for doubtful accounts	(146)	(325)

	$60	$130

The allowance for doubtful accounts increased (decreased) by $0, $(52,000) and $271,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Bad debt write-offs against the allowance for doubtful accounts were $179,000, $211,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Accounts receivable from related parties, net:
Accounts receivable	$—	$1,555
Allowance for doubtful accounts	—	(1,555)

	$—	$—

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for doubtful accounts increased by $0, $1,510,000 and $45,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Write-offs against the allowance for doubtful accounts were $1,555,000, $0 and $0 in the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Property and equipment:
Computer equipment and purchased software	$558	$11,016
Website and s.oftware development costs	—	235
Furniture and fixtures	—	555
Leasehold improvements	—	599

	558	12,405
Less: accumulated depreciation and amortization	—	(8,802)

	$558	$3,603

Property and equipment includes $0 and $99,000 of equipment under capital leases at December 31, 2002 and 2001. Accumulated amortization for equipment under capital leases was $0 and $95,000 at December 31, 2002 and 2001, respectively. Depreciation expense for 2002, 2001 and 2000 was $1,961,000, $3,715,000 and $3,070,000, respectively. Amortization expense for purchased software, website and software development costs for 2002, 2001 and 2000 was $367,000, $144,000 and $366,000, respectively. Unamortized purchased software, website and software development costs was $0, $672,000 and $1,389,000 at December 31, 2002, 2001 and 2000, respectively. Property and equipment includes asset impairments of $804,000 and $2,167,000 at December 31, 2002 and 2001, respectively.

An impairment loss of $689,000 was recorded in the three months ended December 31, 2002 to write-down property and equipment to fair value. The Company’s property and equipment were devalued when the Company terminated its merger agreement with Alliance in November 2002. If the merger had been approved, the Company’s property and equipment would have remained in use with the continuation of its digital music fulfillment business under the combined entity. When the Company terminated the merger agreement with Alliance, certain property and equipment were no longer in use and the Company had to devalue the economic life of the property and equipment remaining in use. In January 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva. These assets included certain property and equipment. The Company determined the fair value of the assets remaining in use and those assets sold to Geneva based on quoted market prices obtained from a business auction and valuation firm dealing in similar assets.

	December 31,
	2002	2001
Accrued expenses and other current liabilities:
Compensation and benefits	$308	$1,124
Consulting and professional services	431	1,357
Litigation settlement	1,079	—
Restructuring	—	523
Other	333	817

	$2,151	$3,821

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BORROWINGS:

Equipment loan

Pursuant to the terms of an equipment financing agreement with a bank (“the Bank”), the Company had a $3,000,000 line of credit (“Equipment Line”) to be used specifically to purchase computer and office equipment. The Equipment Line expired in November 1999 through which time the Company borrowed amounts totaling $1,766,000. Borrowings under the Equipment Line were repayable in monthly installments of principal and interest over three years and bear interest at the Bank’s prime interest rate plus 0.25% (5.25 at December 31, 2001). Borrowings outstanding at December 31, 2002 and 2001 were $0 and $169,000, respectively. Borrowings were secured by the related equipment and other assets of the Company.

Under the Equipment Line, as long as amounts were outstanding under it, the Company was required to meet certain quarterly reporting and financial covenants, including minimum operating results and certain liquidity, leverage and debt service ratios. At December 31, 2001, the Company was in compliance with all such covenants.

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

In July 2000, the Company signed an agreement with Virgin to promote the distribution of digital music over the Internet using the Company’s technology. Pursuant to this agreement, the Company issued 150,000 shares of the Company’s common stock to Virgin. These shares were valued at $1,181,000 and were recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $0, $591,000 and $591,000 was recognized as strategic marketing-equity instruments expense in 2002, 2001 and 2000, respectively.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of the Company’s common stock to BMG. These shares were valued at $195,000 and which was recognized as non-cash cost of revenues ratably over the one-year term of the agreement. As a result, $0, $181,000 and $14,000 was recognized as non-cash cost of revenues in 2002, 2001 and 2000, respectively.

NOTE 6—PREFERRED STOCK RIGHTS AGREEMENTS:

On August 7, 2001, the Company’s Board adopted a Preferred Stock Rights Agreement under which the Company declared a dividend of one right to purchase one one-thousandth share of the Company’s Series A participating preferred stock for each outstanding share of common stock. The rights will separate from the common stock and become exercisable following (i) the tenth day (or such later date as may be determined by the Board) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common stock then outstanding or (ii) the tenth business day (or such later date as may be determined by the Board) after a person or group announces a tender of

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the then outstanding common stock. Each right will entitle the holder to purchase for $17.00 one one-thousandth of a share of Series A preferred stock with economic terms similar to that of one share of common stock.

On July 14, 2002, the Company’s Board approved an amendment to the Company’s Preferred Stock Rights Agreement to revise the beneficial ownership threshold at which a person or group of persons becomes an “acquiring person” and triggers certain provisions under the Preferred Stock Rights Agreement. As revised, a person or group would become an “acquiring person” if that person or group becomes the beneficial owner of 10% or more of the outstanding shares of the Company’s common stock. Prior to such amendment, the beneficial ownership threshold was 15%.

NOTE 7—WARRANTS:

In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of the Company’s common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At December 31, 2002, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of the Company’s common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $0, $843,000 and $1,179,000 were recognized as strategic marketing-equity instruments expense in 2001, 2000 and 1999, respectively. At December 31, 2002, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of the Company’s common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense for the first, second and third warrants, respectively. At December 31, 2002, warrants to purchase 166,666 shares of common stock are outstanding and expire in September 2003.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of net revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. The Company had the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to the Company a specified minimum number of sound recordings in a specific time period. BMG failed to make available the minimum number of sound recordings in the specific time period, and accordingly in August 2002 the Company terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. The Company recorded a total of $82,000 and $9,000 as non-cash cost of revenue in 2002 and 2001 related to the warrants. At December 31, 2002, no warrants to purchase common stock are outstanding.

NOTE 8—EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company elected to contribute matching and discretionary contributions to the plan. The company is not required to contribute to the 401(k) plan, but in 2002, 2001 and 2000 elected to match contributions up to a maximum of $2,000 per employee, with a two year vesting schedule. As a result, the Company contributed and expensed $95,000, $159,000 and $177,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested. No options were granted under the 2000 Plan for the year ended December 31, 2002.

The following table summarizes stock option activity under the plans (shares in thousands):

	Options Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	870	1,520	12.17
Additional options authorized	1,594	—	—
Repurchase of common stock in connection with unvested stock options previously exercised	19	—	—
Options granted	(2,310)	2,310	11.53
Options exercised	—	(230)	0.57
Options canceled	770	(770)	13.55

Balance at December 31, 2000	943	2,830	12.06
Additional options authorized	1,127	—	—
Options granted	(1,651)	1,651	2.27
Options exercised	—	(51)	0.32
Options canceled	1,509	(1,509)	11.86

Balance at December 31, 2001	1,928	2,921	6.84
Additional options authorized	1,135	—	—
Options granted	(248)	248	2.45
Options exercised	—	(397)	1.90
Options canceled	1,670	(1,670)	7.08

Balance at December 31, 2002	4,485	1,102	7.31

The following table summarizes information concerning outstanding and exercisable options for all stock option plans as of December 31, 2002 (shares in thousands):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$1.84-2.72	473	6.8	$2.30	269	$2.55
3.00-4.50	41	5.9	4.03	31	4.14
5.00-6.99	217	0.5	6.50	212	6.52
7.88-11.38	305	3.8	10.04	254	10.16
15.81	7	4.2	15.81	6	15.81
26.13-33.50	29	4.6	30.96	29	30.98
43.75	30	0.7	43.75	30	43.75

	1,102	4.4	7.31	831	8.53

As of December 31, 2001 and 2000, 1,086,000 and 928,000 options were exercisable at weighted average exercise prices of $10.42 and $13.96, respectively.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On each January 1, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company’s common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant’s compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan were 34,940, 51,360 and 194,877 in 2002, 2001 and 2000, respectively.

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and purchase rights granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

Stock Options	Year Ended December 31,
	2002	2001	2000
Risk-free rates	1.74-3.71%	2.68-3.29%	6.17-6.20%
Expected lives (in years)	1.0-3.1	2.7-3.3	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.0%	97.5%	130%

Employee Stock Purchase Plan	Year Ended December 31,
	2002	2001	2000
Risk-free rates	1.94-3.87%	3.86-6.33%	6.23%
Expected lives (in years)	0.5-1.0	0.5	0.42
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	20.2%	65.0%	130.0%

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted were:

	Year Ended December 31,
	2002	2001	2000
Weighted average fair value of options granted during period	$0.76	$1.41	$9.58
Weighted average fair value of purchase rights granted during period	0.53	1.10	3.07

Unearned stock-based compensation

In connection with certain stock option grants, the Company recognized unearned compensation which was amortized over the vesting periods of the related options, usually four years, using an accelerated basis. Unearned compensation has been fully amortized as of December 31, 2002.

NOTE 9—INCOME TAXES:

Deferred taxes are composed of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$46,036	$37,634
Depreciation and amortization	915	327
Accrual and other	562	2,667

Total deferred tax assets	47,513	40,628
Less: Valuation allowance	(47,513)	(40,628)

Net deferred tax assets	$—	$—

At December 31, 2002, the Company had approximately $117.7 million of federal and $46.1 million of state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire in varying amounts beginning in 2011 and 2004, respectively. At December 31, 2002, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2002 and 2001. The valuation allowance increased by $6,885,000, $15,728,000 and $11,101,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements which expire at various dates through 2005. The terms of the facility lease provide for rental

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The lease requires that the Company pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Rent expense	$2,340	$2,188	$1,642

Future minimum lease payments under all non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2003	2,100
2004	2,163
2005	904

Total minimum payments	$5,167

Litigation

From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome and has therefore not recorded a liability, except as described below. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the Company’s business, results of operations, financial condition and cash flow.

In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an amended complaint against one of the Company’s former customers, BeMusic, Inc. (“BeMusic”), in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). Sightsound claims damages of $20 million plus an unspecified royalty. The Company has entered into an agreement with BeMusic agreeing to assume control of the defense and pay the defense costs, while reserving its rights as to indemnification obligations. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), the Company renegotiated its agreement with BeMusic concerning the defense of the case going forward. On December 16, 2002, BeMusic, Inc. (“BeMusic”) filed a lawsuit against the Company seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to stockholders. On January 24, 2003, the Company entered into a settlement agreement with BeMusic, whereby the Company agreed to set aside a cash reserve of $7,000,000 to share in the defense of the patent action brought by SightSound against BeMusic. The Company has now ceded control of the defense of the case to BeMusic, and is splitting the costs of the defense

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with BeMusic. The Company is still reserving its rights as to indemnification issues The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time.

On August 27, 2002, MM Companies, Inc. (“MMC” formerly musicmaker.com, Inc.) filed a lawsuit against the Company, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to the Board. MMC’s complaint alleged that the defendants’ decision to expand the Board was in violation of Delaware law. MMC further alleged that the defendants’ actions were taken solely to interfere with the vote of the stockholders of the Company and to deny MMC and other stockholders a substantial presence on the Board. On October 1, 2002, MMC amended its complaint to add James D. Somes and Judith N. Frank, the Company’s newly appointed directors, as named defendants. The amended complaint alleged that the Board’s decision to expand the size of the Board and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MMC’s application for relief and approved the Board’s appointment of two additional directors. On October 30, 2002, MMC filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware. That Court accepted the appeal and, after briefing and oral argument, on January 7, 2003 the Supreme Court of Delaware reversed the trial court’s decision and invalidated the Board’s decision to appoint two addition directors. Consequently, James D. Somes and Judith N. Frank were removed from the Board.

On August 21, 2002, the Company filed a lawsuit against MMC and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York (“New York Court”). The Company asked the New York Court to prohibit MMC and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of the Company, and sought compensatory and punitive damages as a result of these alleged violations. The Company’s complaint alleged that MMC failed to register as an investment company under the Investment Company Act of 1940 (“ICA”) and that its purchase of the Company’s shares and subsequent proxy contest to take control of the Board was, therefore, in violation of the ICA. The complaint also alleged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the Securities and Exchange Commission (“SEC”) and that, in the course of its contest, Steel Partners has distributed false and misleading statements to the Company’s stockholders. Shortly after the filing of this complaint, MMC purchased $4 million in gold bullion in an effort to resolve its possible status as an unregistered investment company under the ICA. In addition, MMC revised its proxy statement to disclose its uncertain status under the ICA. In light of these steps, on September 10, 2002, the Company informed the New York Court that it was withdrawing its claims for injunctive relief against MMC. In resolution of the Company’s claims against Steel Partners, both parties entered into a stipulation, dated September 20, 2002, limiting Steel Partner’s ability to issue further press releases referencing the Company. In light of the stipulated agreement, the New York Court, on September 20, 2002, denied the Company’s motion for a preliminary injunction. Pursuant to the Settlement and Reimbursement Agreement entered into on January 2, 2003 (January 2, 2003 Agreement”) described below, the parties stipulated, among other things, that this action be dismissed with prejudice. On January 17, 2003, the New York Court entered an order granting the voluntary dismissal, with prejudice, of the Company’s claims against Steel Partners in this action.

On July 23, 2002, MMC filed an action in Delaware Chancery Court against the Company, each member of the Board, and Alliance Entertainment Corp. (“Alliance”). The complaint alleges that the Company’s directors and Alliance violated their fiduciary duties by entering into the merger and approving the Agreement and Plan of Merger dated June 12, 2002 (“Merger Agreement”) by and among the Company, April Acquisition Corp and Alliance, and that the Company’s directors further violated their fiduciary duties by making certain changes to the Company’s shareholders rights plan. Alliance was alleged to have aided and abetted the alleged breaches of

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiduciary duty by the Company’s directors. MMC sought, among other things, to (i) invalidate the Merger Agreement, (ii) prevent the Company or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of the Company or Alliance from 10%, or the self tender-offer, (iii) direct the Board to restore the “trigger” of the Company’s shareholders rights plan to 15%, (iv) prevent enforcement of the Company’s shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from cooperating to assist in the solicitation of proxies for our 2002 annual meeting of stockholders (“Annual Meeting”), (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MMC filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MMC withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. On December 12, 2002, this action was dismissed without prejudice. On January 2, 2003, MMC, the Company and the Board, entered into a Settlement and Reimbursement Agreement (“January 2, 2003 Agreement”) pursuant to which the Company reimbursed MMC the sum of $929,000, representing MMC’s costs associated with this and other litigations with the Company and the Board. The $929,000 is recorded as General and Administrative expense in 2002. This January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

On May 3, 2002, MMC filed an action in the Delaware Chancery Court (“Delaware Court”), pursuant to Title 8 Delaware Code section 211, seeking to compel us to hold an annual meeting of stockholders. We moved to dismiss on the grounds that the Delaware Court lacked subject matter jurisdiction as 13 months had not elapsed since our last annual stockholder meeting, held on June 1, 2001. On May 10, 2002, the Board set July 1, 2002 as the date for the 2002 annual meeting (“Annual Meeting”) and our motion to dismiss was held in abeyance. On June 13, 2002, we publicly announced the execution of the Merger Agreement and announced that, in light of the merger, the Board had determined to postpone the Annual Meeting. The next day, MMC filed an amended complaint requesting that the Delaware Court order us to hold our Annual Meeting on July 1, 2002. The Delaware Court allowed the parties to take expedited discovery and scheduled a hearing for July 15, 2002. At the hearing, the Delaware Court granted our request that the Annual Meeting be scheduled for September 26, 2002.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming the Company and certain of our officers and directors as defendants. Both actions related to the Company’s response to recent acquisition offers and purported to be class actions brought on behalf of the Company’s stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and the Company. The complaint alleged that defendants had breached their fiduciary duties owed to the Company’s stockholders in connection with the Company’s response to acquisition offers from Steel Partners II, LLP and an investor group formed by MMC. The complaint sought, among other things, a court order barring the Company from adopting or maintaining measures that would make it less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. The January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a Complaint against the Company in the United States District Court for the Western District of Washington (Seattle) (“Washington Court”). The suit alleges that the Company infringes the claims of United States Patent No. 6,073,124. NCI requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The Company was served with the Complaint on November 2, 2001 and subsequently submitted its answer and included counterclaims. The Company also filed a motion for summary judgment in November 2001. In March 2002, the Company’s motion for summary judgment was denied and in August 2002, the Company filed an amended motion for summary judgment. On October 30, 2002, the motion for summary judgment of non-infringement

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was denied, but the Washington Court did adopt the Company’s claim construction of a key term of the patent. In addition, NCI filed for Chapter 11 bankruptcy protection. On January 21, 2003, the Company entered into a settlement agreement with NCI under which NCI agreed to dismiss their Complaint against the Company with prejudice and the company agreed to pay NCI $150,000. The $150,000 is recorded as General and Administrative expense in 2002. Under the terms of the settlement, both parties provided a mutual release of claims against each other.

The Company, certain of its officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, the directors and officers were dismissed without prejudice. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Guarantees, warranties and indemnification

The Company, as the guarantor, enters into one category of guarantee, namely performance guarantees. Performance guarantees include contracts that contingently requires the Company to make payments to the beneficiary of the guarantee based on its failure to perform under an obligating agreement. These obligating agreements consist primarily of technology acquisition agreements.

The term of the guarantees is less than one year. The Company has not recorded any liabilities for these potential future payments either because they are not probable or the Company has yet to incur the expense. The guarantees do not have a third party recourse provision.

The Company licenses certain technology for which it pays royalties. However, due to the sale of the Company’s digital music fulfillment business to Geneva, the Company does not expect to incur any material liabilities for such royalties.

The Company accrues for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from thirty days to one year. Warranty costs for 2002 were immaterial.

The Company also, as permitted under Delaware law and in accordance with our Bylaws, indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage it believes the fair value of these indemnification agreements is minimal.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the Company’s sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. Except for the Sightsound legal matter (see Litigation above), to date the Company has not paid any amounts to settle claims or defend lawsuits related to indemnification under its sales agreements.

NOTE 11—RESTRUCTURING:

In May 2001, the Company adopted a corporate restructuring program to reduce expenses to preserve the Company’s cash position while the digital music market developed. The restructuring included a worldwide workforce reduction, a consolidation of three Redwood City, California offices into one facility and other expense management initiatives. A restructuring charge of $4,497,000 was recorded in operating expense in the twelve months ended December 31, 2001.

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

In September 2002, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated and de-emphasis of the Liquid Player product line, in preparation for the proposed merger with Alliance Entertainment Corporation. The Company agreed to terminate the merger agreement on November 8, 2002. A restructuring charge of $1,163,000 was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software for assets no longer in use from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total
Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	—	523	—	523
Severance and benefits	852	—	—	852
Accrued lease costs	—	155	—	155
Property and equipment impairment	—	—	156	156

Total	852	678	156	1,686
Cash paid	(852)	(678)	—	(1,530)
Non-cash	—	—	(156)	(156)

Restructuring reserve balance at December 31, 2002	$—	$—	$—	$—

NOTE 12—MERGER:

On June 12, 2002, the Company signed a definitive merger agreement with Alliance Entertainment Corp. (“Alliance”), a privately-held home entertainment product distribution, fulfillment and infrastructure company. On July 14, 2002, the Company and Alliance executed an amended and restated merger agreement that modified certain terms of the previously announced merger agreement. On November 8, 2002, the Company and Alliance agreed to terminate the merger agreement. The Company consequently paid a termination fee of $2,100,000 to Alliance, which is recorded as Merger Termination Fee in 2002.

NOTE 13—SALE OF INTELLECTUAL PROPERTY:

In September 2002, the Company entered into an agreement with Microsoft Corp. (“Microsoft”) that enables Microsoft to acquire the domestic and foreign rights to the Company’s entire patent portfolio for $7,000,000 in cash. Since its inception, the Company has been awarded several key patents related to its technology and product architecture. These include patents in the areas of digital rights management (“DRM”), technology for secure content transfer to portable devices and the ability to honor territorial restrictions for digital music content. The Company had not previously capitalized any costs with respect to the patents. In addition to the cash consideration, the Company received an assignable perpetual royalty-free license to continue using the patented technology in its digital distribution system (“Microsoft License”). There are no restrictions to the use of the patents under this royalty-free license other than allowing only one transfer of such royalty-free license to another entity. The $7,000,000 is recorded as Gain on Sale of Intellectual Property in 2002.

NOTE 14—CASH DISTRIBUTION TO STOCKHOLDERS:

On December 6, 2002, the Company announced a return of capital cash distribution to the Company’s common stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic filed a lawsuit against the Company to stop payment of

LIQUID AUDIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the $2.50 per share return of capital cash distribution, based on concerns related to the Company’s ability to indemnify them in a patent infringement action against BeMusic for technology licensed from the Company. On January 24, 2003, the Company and BeMusic reached a settlement whereby the Company agreed to set aside a cash reserve of $7,000,000 to share in the defense of a lawsuit against BeMusic. The Company and BeMusic then dismissed the claims against each other. On January 29, 2003, the Company subsequently distributed $2.50 per share, for a total of $57,771,000, to its common stockholders of record as of December 10, 2002. The return of capital cash distribution is recorded as Distribution Payable to Stockholders at December 31, 2002.

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net revenues	$1,661	$1,024	$1,275	$768	$135	$151	$101	$95
Gross profit (loss)	708	434	926	317	(123)	(143)	(123)	(253)
Net loss	(11,267)	(14,034)	(6,060)	(5,823)	(4,893)	(5,642)	(686)	(8,054)
Net loss per share, basic and diluted	(0.50)	(0.62)	(0.27)	(0.26)	(0.22)	(0.25)	(0.03)	(0.35)
Weighted average shares used in per share calculation	22,528	22,593	22,640	22,689	22,709	22,737	22,761	22,890

NOTE 16—SUBSEQUENT EVENTS:

Sale of digital music fulfillment business

In January 2003, the Company entered into an agreement to sell its digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3,200,000. As part of the sale, the Company also transferred ownership of certain “Liquid Audio” related trademarks to Geneva and the Microsoft License. As a result of the sale, the Company is not currently operating any businesses.

Decrease in stock option exercise price

On March 18, 2003, the Company’s Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10. Consequently, the Company will account for these stock options as variable, revaluing the outstanding stock options at each balance sheet date until they are exercised, cancelled or forfeited.

EXHIBIT INDEX

Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 14, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (9)

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (4)

4.1

Preferred Stock Rights Agreement, dated as of August 7, 2001, between Liquid Audio, Inc. and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (6)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

4.4	First Amendment to the Preferred Stock Rights Agreement, dated as of July 14, 2002 (8)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.4	Licensing Agreement with SESAC dated May 21, 1998 (1)

10.6	Form of Liquid Music Network Agreement (1)

10.7+	Letter Agreement with Compaq Computer Corporation dated March 23, 1998 (1)

10.8+	LA Agreement with Real Networks, Inc. dated April 26, 1998 (1)

10.9+	Binary Software License Agreement with Precept Software, Inc. dated September 30, 1997 (1)

10.11+	Software License Agreement with Fraunhofer-Gesellschaft, zur Förderung der angewandten Forschung e.V. dated August 14, 1998 (1)

10.12+	OEM Master License Agreement with RSA Data Security, Inc. dated July 18, 1997 (1)

10.13+	Agreement in Principle with N2K, Inc. dated February 12, 1997 (1)

10.14+	Patent License Agreement with Dolby Laboratories Licensing Corporation, dated May 3, 1996 (1)

10.15+	Adjustment to Patent and License Agreement with Dolby Laboratories Licensing Corporation, dated September 18, 1997 (1)

10.16+	Source Code, Trademark and Know-How License Agreement with Dolby Laboratories Licensing Corporation dated May 3, 1996 (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.39	Software License Agreement with Intel Corporation dated May 4, 1999 (1)

10.40	Liquid Remote Inventory Fulfillment Systems™ Merchant Affiliate and License Agreement with MTS, Inc., dated May 14, 1999 (1)

10.41+	OEM Agreement with Sanyo Electric Co., Ltd. dated June 2, 1999 (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.44	Letter Agreement By and Between Texas Instrument Incorporated, dated as of January 29, 1999 (1)

10.45+	OEM Agreement with Toshiba Corporation, dated June 9, 1999 (1)
10.47	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated June 16, 1999 (1)

10.50	2000 Nonstatutory Stock Option Plan (4)

10.51	Letter Agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, dated July 10, 2000 (5)

10.52	Voting and Conversion Agreement, dates as of June 12, 2002, between AEC Associates LLC and Liquid Audio, Inc. (10)

Number	Description

10.53	Amendment to Voting and Conversion Agreement, dated as of June 12, 2002 (9)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (11)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002

10.58	Option and Purchase Agreement with Universal Music Group, Inc., dated as of November 15, 2002

10.59	Amendment No. 1 to Option and Purchase Agreement with Universal Music Group, Inc., dated as of January 9, 2003

10.60	Assignment and Assumption Agreement dated as of January 16, 2003, by and between Universal Music Group, Inc. and Geneva Media, LLC

10.61	Amendment No. 2 to Option and Purchase Agreement with Geneva Media, LLC, dated as of January 20, 2003

10.62	Consultant Agreement with Raymond Doig, dated as of October 8, 2002

10.63	Consultant Agreement with Asset Strategies, Inc. and Judith Frank, dated as of November 25, 2002

10.64	Severance Agreement and General Release with Gerald Kearby, dated as of November 22, 2002

10.65	Severance Agreement and General Release with Robert Flynn, dated as of November 22, 2002

10.66	Employment Agreement with Raymond Doig, dated as of November 18, 2002

10.67	Employment Agreement with Stephen Imbler, dated as of November 18, 2002

10.68	Employment Agreement with James D. Somes, dated as of November 18, 2002

11.1	Statement regarding computation of per share earnings (7)

21.1	Subsidiary of Liquid Audio, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this report)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions

(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999

(2)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-91541, filed with the Securities and Exchange Commission on November 23, 1999 and declared effective December 14, 1999

(3)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000

(4)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000

(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000

(6)	incorporated by reference to Exhibits of the Form 8-A filed with the Securities and Exchange Commission on August 15, 2001

(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto

2

(8)	incorporated by reference to Exhibits of the Form 8-A12G/A filed with the Securities and Exchange Commission on July 16, 2002

(9)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on July 18, 2002

(10)	incorporated by reference to the Registration Statement on Form S-4 and all amendments thereto, Registration No. 33396925, filed with the Securities and Exchange Commission on July 23, 2002

(11)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002

3