Form 10-Q
period 2003-03-31
LIQUID AUDIO INC
filed 2003-05-15
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number 000-25977

LIQUID AUDIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Chesapeake Drive, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 549-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 12, 2003, there were 23,175,036 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$14,119	$73,985
Accounts receivable, less allowance for doubtful accounts of $146 for 2003 and 2002	35	60
Other current assets	806	1,361

Total current assets	14,960	75,406
Restricted cash	826	826
Property and equipment, net	111	558
Other assets	8	7

Total assets	$15,905	$76,797

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$595	$1,218
Accrued liabilities	880	2,151
Distribution payable to stockholders	—	57,771
Deferred revenue	—	39

Total current liabilities	1,475	61,179

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	146,040	146,039
Accumulated other comprehensive loss	(76)	(75)
Accumulated deficit	(131,557)	(130,369)

Total stockholders’ equity	14,430	15,618

Total liabilities and stockholders’ equity	$15,905	$76,797

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenues:
License	$4	$36
Services	39	99

Total net revenues	43	135

Cost of net revenues:
License	5	97
Services	2	128
Non-cash cost of revenue	—	33

Total cost of net revenues	7	258

Gross profit (loss)	36	(123)

Operating expenses:
Sales and marketing	265	1,158
Non-cash sales and marketing	—	11
Research and development	78	3,023
Non-cash research and development	—	5
General and administrative	3,009	1,106
Restructuring	842	—

Total operating expenses	4,194	5,303

Loss from operations	(4,158)	(5,426)
Other income (expense), net	105	533
Gain on sale of digital music fulfillment business	2,865	—

Net loss	$(1,188)	$(4,893)

Net loss per share:
Basic and diluted	$(0.05)	$(0.22)

Weighted average shares	23,145	22,709

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,188)	$(4,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	646
Amortization of unearned compensation	—	16
Gain on sale of digital music fulfillment business and related assets	(2,865)	—
Non-cash cost of revenue	—	33
Changes in assets and liabilities:
Accounts receivable from third parties	25	(4)
Other assets	554	143
Accounts payable	(623)	(258)
Accrued liabilities	(1,271)	(746)
Deferred revenue	(39)	(12)

Net cash used in operating activities	(5,295)	(5,075)

Cash flows from investing activities:
Acquisition of property and equipment	—	(37)
Proceeds from sale of digital music fulfillment business and related assets	3,200	—

Net cash provided by (used in) investing activities	3,200	(37)

Cash flows from financing activities:
Cash distribution to stockholders	(57,771)	—
Proceeds from issuance of common stock, net of repurchases	1	4
Payments made under capital leases	—	(7)
Payments made under equipment loan	—	(122)

Net cash used in financing activities	(57,770)	(125)

Effect of exchange rates on cash and cash equivalents	(1)	1

Net decrease in cash and cash equivalents	(59,866)	(5,236)
Cash and cash equivalents at beginning of period	73,985	91,594

Cash and cash equivalents at end of period	$14,119	$86,358

Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing agreements	$—	$33

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

On December 6, 2002, the Company announced a return of capital cash distribution to the Company’s common stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. After a delay due to a lawsuit filed against the Company by BeMusic, Inc. (see Note 6—Contingencies and Legal Proceedings), the Company paid this return of capital cash distribution on January 29, 2003, for a total of $57.8 million.

On January 24, 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, the Company also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, the Company is not currently operating any businesses and does not expect continuing revenue from sources the Company received revenue from in the past; however, the Company is continuing as an operating entity and is currently exploring options for the use of our remaining assets.

The Company’s common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $2.50 per share cash distribution to the Company’s common stockholders. The market price of the Company’s common stock as of May 7, 2003 was $0.31 per share. On April 24, 2003, the Company was notified by Nasdaq that pursuant to Marketplace Rule 4300(a)(3), it believes that the Company now lacks tangible business operations and informed the Company of its decision to delist the Company’s common stock from The Nasdaq National Market at the open of business on May 5, 2003. On May 2, 2003, the Company requested an oral hearing with The Hearings Department of Nasdaq to appeal its decision to delist the Company’s common stock. As a result of this request, the Company’s common stock was not delisted on May 5, 2003, and continues to trade on The Nasdaq National Market. The date of the oral hearing has been scheduled for June 5, 2003.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2003.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations for every year since inception. For the three months ended March 31, 2003, the Company incurred a net loss of approximately $1.2 million and negative cash flows from operations of approximately $5.3 million. As of March 31, 2003, the Company had an accumulated deficit of approximately $131.6 million. Although the Company has not yet settled on an operating plan, management believes that existing cash and cash equivalents are sufficient to fund the Company’s operations for at least twelve months.

Principles of consolidation

The financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and not otherwise controlled by the Company, are accounted for under the equity method.

Restricted cash

As of March 31, 2003, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral for a letter of credit issued by the Company’s bank to the Company’s lessor as a security deposit on a long-term lease.

Revenue recognition

Software license revenues derived from the Company’s former operating business were recognized when persuasive evidence of an arrangement existed, delivery had occurred, no significant Company obligations with regard to implementation or integration existed, the fee was fixed or determinable and collection became probable as prescribed in SOP No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, the total fee from the arrangement was allocated among each element based upon vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair values for the ongoing maintenance and support obligations were based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, was based upon separate sales of these services. When VSOE of fair value existed for the undelivered elements, primarily maintenance, the Company accounted for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value did not exist for the undelivered elements, the total fee from the arrangement was recognized ratably over the period of the contract. The Company recognized revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

The Company also generated license and service revenues from its former operating business from digital music kiosk sales and hosting services. Revenue derived from hosting services included subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenue included transaction fees from sales of digital recorded music through the Company’s website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consisted of software licenses and services revenue from equipment and kiosk-related services. The Company bore full credit risk with respect to substantially all sales in connection with its former operating business.

The Company does not currently have any source of significant revenue, but it is exploring opportunities for the use of its remaining assets.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Consistent with the disclosure provisions of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Net loss—as reported	$1,188	$19,275
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	316	(1,399)

Net loss—pro forma	$1,504	$17,876

Basic and diluted net loss per share—as reported	$0.05	$0.85
Basic and diluted net loss per share—pro forma	0.07	0.78

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charges incurred for the three months ended March 31, 2003 were recorded in accordance with SFAS 146.

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on its financial condition or results of operations.

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

NOTE 2—ACCRUED LIABILITIES:

The components of accrued liabilities are as follows (in thousands):

	March 31, 2003	December 31, 2002
Accrued liabilities:
Compensation and benefits	$110	$308
Consulting and professional services	329	431
Restructuring	185	—
Litigation settlement	—	1,079
Other	256	333

	$880	$2,151

NOTE 3—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments and unrealized gains on investments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Comprehensive loss:
Net loss	$(1,188)	$(4,893)
Foreign currency translation adjustments	(1)	5

	$(1,189)	$(4,888)

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4—NET LOSS PER SHARE:

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(1,188)	$(4,893)

Denominator:
Weighted average shares	23,145	22,710
Weighted average unvested common shares subject to repurchase	—	(1)

Denominator for basic and diluted calculation	23,145	22,709

Net loss per share:
Basic and diluted	$(0.05)	$(0.22)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Common stock options	361	2,793
Common stock warrants	748	748
Unvested common stock subject to repurchase	—	1

	1,109	3,542

NOTE 5—RESTRUCTURINGS:

In September 2002, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated and de-emphasis of the Liquid Player product line, in preparation for a then proposed merger with Alliance Entertainment Corporation. The Company agreed to terminate the merger agreement on November 8, 2002. A restructuring charge of $1,163,000 was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software for assets no longer in use from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $842,000 was recorded in operating expense in the three months ended March 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of March 31, 2003, $185,000 related to involuntary separation costs remains unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

NOTE 6—CONTINGENCIES AND LEGAL PROCEEDINGS:

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an amended complaint against one of the Company’s former customers, BeMusic, Inc. (“BeMusic”), in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). SightSound claims damages of $20 million plus an unspecified royalty. The Company has entered into an agreement with BeMusic agreeing to assume control of the defense and pay the defense costs, while reserving its rights as to indemnification obligations. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), the Company renegotiated its agreement with BeMusic concerning the defense of the case going forward. The Company has now ceded control of the defense of the case to BeMusic, and is splitting the costs of the defense with BeMusic. The Company is still reserving its rights as to indemnification issues. The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time. On December 16, 2002, BeMusic filed a lawsuit against the Company seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to stockholders. On January 24, 2003, the Company entered into a settlement agreement with BeMusic, whereby the Company agreed to maintain $7,000,000 cash on hand to share in the defense of the patent action brought by SightSound against BeMusic.

On August 27, 2002, MM Companies, Inc. (“MMC,” formerly musicmaker.com, Inc.) filed a lawsuit against the Company, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to the Board. MMC’s complaint alleged that the defendants’ decision to expand the Board was in violation of Delaware law. MMC further alleged that the defendants’ actions were taken solely to interfere with the vote of the stockholders of the Company and to deny MMC and other stockholders a substantial presence on the Board. On October 1, 2002, MMC amended its complaint to add James D. Somes and Judith N. Frank, the Company’s newly appointed directors, as named defendants. The amended complaint alleged that the Board’s decision to expand the size of the Board and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MMC’s application for relief and approved the Board’s appointment of two additional directors. On October 30, 2002, MMC filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware. That Court accepted the appeal and, after briefing and oral argument, on January 7, 2003, the Supreme Court of Delaware reversed the trial court’s decision and invalidated the Board’s decision to appoint two additional directors. Consequently, James D. Somes and Judith N. Frank were removed from the Board.

On August 21, 2002, the Company filed a lawsuit against MMC and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York (“New York Court”). The Company asked the New York Court to prohibit MMC and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of the Company, and sought compensatory and punitive damages as a result of these alleged violations. The Company’s complaint alleged that MMC failed to register as an investment company under the Investment Company Act of 1940 (“ICA”) and that its purchase of the Company’s shares and subsequent proxy

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

contest to take control of the Board was, therefore, in violation of the ICA. The complaint also alleged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the Securities and Exchange Commission (“SEC”) and that, in the course of its contest, Steel Partners had distributed false and misleading statements to the Company’s stockholders. Shortly after the filing of this complaint, MMC purchased $4 million in gold bullion in an effort to resolve its possible status as an unregistered investment company under the ICA. In addition, MMC revised its proxy statement to disclose its uncertain status under the ICA. In light of these steps, on September 10, 2002, the Company informed the New York Court that it was withdrawing its claims for injunctive relief against MMC. In resolution of the Company’s claims against Steel Partners, both parties entered into a stipulation, dated September 20, 2002, limiting Steel Partner’s ability to issue further press releases referencing the Company. In light of the stipulated agreement, the New York Court, on September 20, 2002, denied the Company’s motion for a preliminary injunction. Pursuant to the Settlement and Reimbursement Agreement entered into on January 2, 2003 described below, the parties stipulated, among other things, that this action be dismissed with prejudice. On January 17, 2003, the New York Court entered an order granting the voluntary dismissal, with prejudice, of the Company’s claims against Steel Partners in this action.

On July 23, 2002, MMC filed an action in Delaware Chancery Court against the Company, each member of the Board, and Alliance Entertainment Corp. (“Alliance”). The complaint alleged that the Company’s then directors and Alliance violated their fiduciary duties by approving the Agreement and Plan of Merger dated June 12, 2002 (“Merger Agreement”) by and among the Company, April Acquisition Corp and Alliance, and that the Company’s directors further violated their fiduciary duties by making certain changes to the Company’s shareholders rights plan. Alliance was alleged to have aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. MMC sought, among other things, to (i) invalidate the Merger Agreement, (ii) prevent the Company or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of the Company or Alliance, or the self tender-offer, (iii) direct the Board to restore a previously reduced “trigger” of the Company’s shareholders rights plan to 15%, (iv) prevent enforcement of the Company’s shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from assisting in the solicitation of proxies for our 2002 annual meeting of stockholders (“Annual Meeting”), (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MMC filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MMC withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. On December 12, 2002, this action was dismissed without prejudice. On November 8, 2002, the Company agreed to terminate the Merger Agreement. On January 2, 2003, MMC, the Company and the Board, entered into a Settlement and Reimbursement Agreement (“January 2, 2003 Agreement”) pursuant to which the Company reimbursed MMC the sum of $929,000, representing MMC’s costs associated with this and other litigations with the Company and the Board. The $929,000 is recorded as General and Administrative expense in 2002. This January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming the Company and certain of our officers and directors as defendants. Both actions related to the Company’s response to recent acquisition offers and purported to be class actions brought on behalf of the Company’s stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and the Company. The complaint alleged that defendants had breached their fiduciary duties owed to the Company’s stockholders in connection with the Company’s response to acquisition offers from Steel Partners and an investor group formed by MMC. The complaint sought, among other things, a court order barring the Company from adopting or maintaining measures that would make it less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. The January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

On or about September 27, 2001, Network Commerce, Inc. (“NCI”) filed a complaint against the Company in the United States District Court for the Western District of Washington (Seattle) (“Washington Court”). The suit alleges that the Company infringes the claims of United States Patent No. 6,073,124. NCI requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The Company was served with the Complaint on November 2, 2001 and subsequently submitted its answer and included counterclaims. The

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company also filed a motion for summary judgment in November 2001. In March 2002, the Company’s motion for summary judgment was denied and in August 2002, the Company filed an amended motion for summary judgment. On October 30, 2002, the motion for summary judgment of non-infringement was denied, but the Washington Court did adopt the Company’s claim construction of a key term of the patent. In addition, NCI filed for Chapter 11 bankruptcy protection. On January 21, 2003, the Company entered into a settlement agreement with NCI under which NCI agreed to dismiss their complaint against the Company with prejudice and the company agreed to pay NCI $150,000. The $150,000 is recorded as General and Administrative expense in 2002. Under the terms of the settlement, both parties provided a mutual release of claims against each other.

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

From time to time the Company receives letters from corporations or other business entities notifying it of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

NOTE 7—CASH DISTRIBUTION TO STOCKHOLDERS:

On December 6, 2002, the Company announced a return of capital cash distribution to its stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against the Company to prevent the Company from making the $2.50 per share cash distribution, based on concerns related to the Company’s ability to indemnify them in a patent infringement action against BeMusic for technology licensed from the Company. On January 24, 2003, the Company entered into a settlement with BeMusic, whereby the Company agreed to maintain $2,000,000 in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of such action, and $5,000,000 in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which the Company would be obligated to indemnify BeMusic. The Company and BeMusic then dismissed their claims against each other. On January 29, 2003, the Company distributed $2.50 per share, for a total of $57,771,000, to its common stockholders of record as of December 10, 2002. The Company did not, by entering into the settlement agreement with BeMusic agree, concede or intend to suggest that it has an obligation to indemnify any party with regard to an adverse judgment, and the Company specifically reserved its right to assert that it had no such obligation. As of March 31, 2003, the Company understands that BeMusic had incurred approximately $554,900 in legal fees and expenses, of which the Company will be responsible for $277,450. BeMusic’s legal fees (and with them the Company’s obligation to share the cost of defense) will continue to increase until the patent infringement action is resolved by settlement or a final court order that cannot be further appealed.

NOTE 8—DECREASE IN STOCK OPTION EXERCISE PRICE:

On March 18, 2003, the Company’s Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10, to reflect the $2.50 cash distribution to the stockholders. Consequently, the Company will account for these stock options as variable, revaluing the outstanding stock options at each balance sheet date until they are exercised, cancelled or forfeited.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” and “intend” or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management’s Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth under the caption “Additional Factors Affecting Future Results” included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities Exchange Commission (“SEC”).

Overview

During 2002, we continued to provide software products and services that enabled artists, record companies and retailers to create, syndicate and sell music digitally over the Internet.

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

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against us to prevent us from making the $2.50 per share cash distribution, based on concerns related to our ability to indemnify them in a patent infringement action against BeMusic for technology licensed from us. On January 24, 2003, we entered into a settlement with BeMusic, whereby we agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of such action, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which we would be obligated to indemnify BeMusic. We and BeMusic then dismissed our claims against each other. On January 29, 2003, we distributed $2.50 per share, for a total of $57.8 million, to our common stockholders of record as of December 10, 2002. Following the cash distribution, we continued to explore options for the use of our remaining assets. We did not, by entering into the settlement agreement with BeMusic agree, concede or intend to suggest that we have an obligation to indemnify any party with regard to an adverse judgment, and we specifically reserved our right to assert that we have no such obligation. As of March 31, 2003, we understand that BeMusic had incurred approximately $554,900 in legal fees and expenses, of which we will be responsible for $277,450. BeMusic’s legal fees (and with them our obligation to share the cost of defense) will continue to increase until the patent infringement action is resolved by settlement or a final court order that cannot be further appealed.

On January 24, 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we also transferred ownership of the Microsoft License and certain “Liquid Audio” related trademarks to Geneva. As a result of the sale, we are currently not operating any businesses, and are exploring options for the use of our remaining assets.

On March 18, 2003, our Board acknowledged that many of our outstanding options, whether or not currently exercisable, have exercise prices significantly higher than the current market price of our current stock, and therefore, in recognition of the $2.50 per share cash distribution on January 29, 2003, approved a reduction in the exercise price for all options by $2.50. The Board further resolved that such reduction will in no event reduce the exercise price of any options to less than $0.10 per share.

As a result of this reduction in option exercise price, all outstanding options will be treated for financial reporting purposes as variable awards. This means that we will be required to record non-cash accounting charges or credits for compensation expense reflecting any increases and decreases in the price of our common stock. We will have to continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. In recording these accounting charges or credits, the higher the market value of our common stock, the greater the non-cash compensation expense.

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

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva. A restructuring charge of $842,000 was recorded in operating expense in the three months ended March 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S. and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva.

As of March 31, 2003, $185,000 related to involuntary separation costs remains unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

Future Operations and Financial Results

In connection with the sale of our digital music fulfillment business and related assets to Geneva, we implemented the aforementioned workforce reduction in 2003. As a result, as of April 30, 2003, we had 3 full time employees.

We are reviewing alternatives for the use of our remaining assets while settling our remaining claims and liabilities. Our management intends to pursue other business opportunities and investments unrelated to the downloading of digital music.

Our common stock continues to be traded on The Nasdaq National Market. The market price per share dropped significantly subsequent to the payment of the $2.50 per share cash distribution to our common stockholders. The market price of our common stock as of May 7, 2003 was $0.31 per share. On April 24, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4300(a)(3), it believes that we now lack tangible business operations and informed us of its decision to delist our common stock from The Nasdaq National Market at the open of business on May 5, 2003. On May 2, 2003, we requested an oral hearing with The Hearings Department of Nasdaq to appeal its decision to delist our common stock. As a result of this request, our common stock was not delisted on May 5, 2003, and continues to trade on The Nasdaq National Market. The date of the oral hearing has been scheduled for June 5, 2003.

If we are delisted from The Nasdaq National Market and are unable to secure an alternative listing, we anticipate that our stock will be quoted on the OTC Bulletin Board. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or render them unable to sell a position at a later date. If our stock is delisted from The Nasdaq National Market, then the ability of our stockholders to buy and sell our shares will be materially impaired.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited condensed consolidated statement of operations as a percentage of total net revenues. The operating results in any period are not necessarily indicative of the results that may be expected for any future period. In particular, we are not currently operating any businesses and do not expect continuing revenue from sources we received revenue from in the past.

	Three Months Ended March 31,
	2003	2002
Net revenues:
License	9%	27%
Services	91	73

Total net revenues	100	100

Cost of net revenues:
License	12	72
Services	4	95
Non-cash cost of revenue	—	24

Total cost of net revenues	16	191

Gross profit (loss)	84	(91)

Operating expenses:
Sales and marketing	616	858
Non-cash sales and marketing	—	8
Research and development	182	2,239
Non-cash research and development	—	4
General and administrative	6,998	819
Restructuring	1,958	—

Total operating expenses	9,754	3,928

Loss from operations	(9,670)	(4,019)
Other income (expense), net	244	(4,019)
Gain on sale of digital music fulfillment business	6,663	395

Net loss	(2,763)%	(3,624)%

Three Months Ended March 31, 2003 and 2002

Total Net Revenues

Total net revenues decreased 68% to $43,000 for the three months ended March 31, 2003 from $135,000 in the comparable period of 2002. We do not expect significant revenue in the remainder of 2003.

License.    License revenues derived from our former operating business primarily consisted of fees from licensing our software products to third parties. License revenues decreased 89% to $4,000 for the three months ended March 31, 2003 from $36,000 in the comparable period of 2002. This decrease was due to lower Liquid Player software licensing resulting from a de-emphasis of the Liquid Player product line in connection with the restructuring in September 2002 and the sale of our digital music fulfillment business to Geneva in January 2003.

Services.    Services revenues derived from our former operating business primarily consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues decreased 61% to $39,000 for the three months ended March 31, 2003 from $99,000 in the comparable period of 2002. This decrease was due to decrease in maintenance fees resulting from lower software license fees, decrease of hosting fees from the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring and the sale of our digital music fulfillment business to Geneva.

In the three months ended March 31, 2003, approximately 52% of total net revenues came from sales to three customers, Planet of Music, Music Rebellion and Sanyo. In the three months ended March 31, 2002, approximately 14% of total net revenues came from sales to one customer, Sanyo. International revenues represented approximately 18% and 14% of total net revenues in the three months ended March 31, 2003 and 2002, respectively.

Total Cost of Net Revenues

Our gross profit (loss) increased to approximately 84% of total net revenues for the three months ended March 31, 2003 from approximately (91)% of total net revenues in the comparable period of 2002. Total cost of net revenues decreased 97% to $7,000 in the 2003 period from $258,000 in comparable period of 2002. We do not expect significant cost of net revenues in the remainder of 2003 since we are not currently operating any businesses.

License.    Cost of license revenues primarily consists of royalties paid for third-party technology and costs of documentation, duplication and packaging. Cost of license revenues decreased 95% to $5,000 for the three months ended March 31, 2003 from $97,000 in the comparable period of 2002. Cost of license revenues decreased due to lower license revenues.

Services.    Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 98% to $2,000 for the three months ended March 31, 2003 from $128,000 in the comparable period of 2002. The decrease in cost of services revenues was due to the reduction in compensation and related expenses from the decrease in the number of encoding, customer service and professional services personnel from 12 to 0 due to our corporate restructuring, expense management initiatives and sale of the digital music fulfillment business to Geneva.

Non-Cash Cost of Revenues.    Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment (“BMG”) to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We had the option to terminate the agreement and provide for the warrants to expire immediately if BMG failed to make available to us a specified minimum number of sound recordings in a specific time period. BMG failed to make the minimum number of sound recordings in the specific time period, and accordingly in August 2002, we terminated the agreement and notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $33,000 as non-cash cost of revenue in the three months ended March 31, 2002 related to the remaining warrants. Such warrants were valued at the fair market value of our common stock at each vesting date.

Operating Expenses

Sales and Marketing    Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 77% to $265,000 for the three months ended March 31, 2003 from $1.2 million in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $792,000 from decreases in the number of sales and marketing personnel from 22 to 1 due to our corporate restructuring, expense management initiatives and sale of our digital music fulfillment service to Geneva, travel and entertainment expense of approximately $123,000 and allocation of occupancy costs and other overhead of approximately $200,000, partially offset by a reduction in shared project costs with Radio and Records of approximately $361,000 in the comparable period of 2002. We do not expect to incur significant sales and marketing expenses in the remainder of 2003 since we are not currently operating any businesses.

Research and Development.    Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 97% to $78,000 for the three months ended March 31, 2003 from $3.0 million in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $1.7 million from decreases in the number of research and development personnel, from 50 to 0, and outside contractors due to our corporate restructuring, expense management initiatives and sale of our digital music fulfillment business to Geneva, depreciation and amortization of approximately $551,000 and allocation of occupancy costs and other overhead of approximately $580,000. We do not expect to incur significant research and development expenses in the remainder of 2003 since we are not currently operating any businesses.

General and Administrative.    General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased 172% to $3.0 million for the three months ended March 31, 2003 from $1.1 million in the comparable period of 2002. This increase was due to commission expense related to the sale of our digital music fulfillment business to Geneva of $450,000, directors and officers insurance of approximately $305,000, investment banker fees of $215,000, increase in legal fees of approximately $319,000 from higher legal activity in patent infringement matters in the 2003 period, reimbursement to MM Companies, Inc. (“MMC”) for costs associated with various litigation matters between us and MMC and allocation of occupancy costs and other overhead of approximately $698,000, partially offset by a reduction in compensation and related expenses of approximately $224,000 from decreases in the number of general and administrative personnel, from 17 to 7 due to our corporate restructuring, expense management initiatives and sale of our digital music fulfillment business to Geneva.

Non-Cash Sales and Marketing, Research and Development and General and Administrative.    Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to March 31, 2003 was $3.5 million. We recognized $0 and $16,000 of stock compensation expense for the three months ended March 31, 2003 and 2002, respectively. We have fully amortized stock compensation expense related to these personnel in 2002, and accordingly no future expense related to these stock options will be incurred.

Restructuring.    Restructuring charge relates to costs associated with our corporate restructuring program in connection with the sale of our digital music fulfillment business to Geneva. The $842,000 charge in the three months ended March 31, 2003 consists of involuntary employee separation costs of $796,000 and $46,000 of prepaid expenses related to assets sold to Geneva.

Other Income (Expense), Net.    Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $105,000 for the three months ended March 31, 2003 from $533,000 in the comparable period of 2002. The decrease is due to the decrease in interest income of approximately $299,000 from lower average cash and cash equivalent balances resulting from cash used in operating activities and the return of capital cash distribution to stockholders in January 2003 and lower interest rates, and a gain on the sale of Cyber Music Entertainment common stock of $157,000 in the comparable period of 2002.

Gain on sale of digital music fulfillment business.    Gain on sale of digital music fulfillment business relates to the sale of our digital music fulfillment business and related assets to Geneva for $3.2 million in January 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2003, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of March 31, 2003, we had approximately $14.1 million of cash and cash equivalents.

Net cash used in operating activities was $5.3 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used for operating activities in the 2003 period was the result of net losses from operations of $1.2 million, depreciation and amortization of $112,000, gain on sale of digital music fulfillment business and related assets of $2.9 million and a net decrease in working capital items of $1.4 million. The net decrease in working capital items include a decrease in accounts receivable of $25,000, a decrease in other assets of $554,000, a decrease in accounts payable of $623,000, a decrease in accrued liabilities of $1.3 million and a decrease in deferred revenue of $39,000. Net cash used for operating activities in the 2002 period was the result of net losses from operations of $4.9 million, depreciation and amortization of $646,000, amortization of unearned compensation of $16,000 and a net decrease in working capital items of $877,000. The net decrease in working capital items include a increase in accounts receivable of $4,000, a decrease in other assets of $143,000, a decrease in accounts payable of $258,000, a decrease in accrued liabilities of $746,000 and a decrease in deferred revenue of $12,000.

Net cash provided by (used) in investing activities was $3.2 million and $(37,000) for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva. Net cash used by investing activities in the 2002 period was due to the acquisition of property and equipment.

Net cash used in financing activities was $57.8 million and $37,000 for the three months ended March 31, 2003 and 2002, respectively. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002. The net cash used in financing activities in the 2002 period is due primarily to payments made under our equipment loan and capital leases.

Our significant commitments consist primarily of obligations under non-cancelable operating leases, which totaled $4.7 million as of March 31, 2003, and are payable in monthly installments through 2005. We are currently attempting to sublease, settle or negotiate an early termination of these leases, and run the risk of incurring additional legal fees and other costs to do so. We also have a substantial number of smaller commitments relating to ongoing fees related to our public company status, terminated contracts, office equipment operating leases and other liabilities.

We currently are in the process of negotiating settlements with respect to ongoing litigation matters. The largest potential payment relates to the ongoing matter with SightSound (see Part II. Item 1. LEGAL PROCEEDINGS). SightSound claims damages of $20 million plus an unspecified royalty. We might not be able to agree to a settlement on reasonable terms, if at all. A significant settlement or the failure to obtain a settlement on acceptable terms would significantly decrease cash available for other purposes. We also continue to negotiate settlements with respect to other ongoing litigation and claims, which settlements and related legal costs would also decrease cash available for other purposes.

As we settle our commitments and ongoing litigation, we continue to incur legal fees, salary expense and other costs that decrease cash available for other purposes.

We have no material commitments for capital expenditures or strategic investments and anticipate no capital expenditures during the remainder of 2003. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Future payments due under lease obligations as of March 31, 2003 are as follows (in thousands):

Operating Leases
2003	$1,584
2004	2,163
2005	904

$4,651

We have entered into a number of performance guarantee arrangements. Performance guarantees include contracts that contingently require us to make payments to the beneficiary of the guarantee based on our failure to perform under an obligating agreement. These obligating agreements consist primarily of technology acquisition agreements.

The terms of these guarantees are less than one year. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense. The guarantees do not have a third party recourse provision.

We license certain technology for which we pay royalties. However, due to the sale of our digital music fulfillment business to Geneva, we do not expect to incur any material liabilities for such royalties.

We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods ranging from thirty days to one year. Warranty costs for the three months ended March 31, 2003 and 2002 were immaterial.

We also, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. Except for the SightSound legal matter (see Part II. Item 1. LEGAL PROCEEDINGS), to date we have not paid any amounts to settle claims or defend lawsuits related to indemnification under our sales agreements.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. However, uncertainties exist as to the precise value of claims and liabilities, which may exceed our current existing cash and cash equivalents. In particular, we may be unable to negotiate settlements with respect to our remaining liabilities and we face and might face intellectual property infringement claims, either of which, or collectively, could exceed our current existing cash and cash equivalents. Additionally, we do not currently have an operating business and, consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to digital music distribution. Acquisition and/or operation of any future business strategy may require additional cash resources. See ADDITIONAL FACTORS AFFECTING FUTURE RESULTS below.

Market Risk

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended March 31, 2003. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2002 filed with the SEC.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 31, 2003. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

We Currently Do Not Have an Operating Business, But Also Do Not Intend to Pursue a Course of Complete Liquidation and Dissolution, and Accordingly, the Value of Your Shares May Decrease

We currently do not have any operating business; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. You should also not expect any further cash distributions.

We May Not Be Able to Identify or Fully Capitalize on Any Appropriate Business Opportunities

We are considering various options for the use of our remaining assets, which may include business combinations with or investments in other operating companies, or entering into a completely new line of business. Nevertheless, we have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include: (1) competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do; (2) in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and (3) the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our Stock May Be Delisted from The Nasdaq National Market, After Which It Will Be Significantly Less Liquid than Before

Our stock may be delisted from trading on The Nasdaq National Market by reason of not maintaining listing requirements due to the lack of tangible business operations, significantly reduced market price of our common stock, or failure to meet the minimum asset requirement tests for continued listing. If our common stock is delisted, the ability of stockholders to buy and sell our shares will be materially impaired, and if we fail to secure alternative listing, may be limited primarily to over-the-counter quotation services, such as the OTC Bulletin Board, that handle high-risk ventures and are not subject to the same degree of regulation as by the Securities and Exchange Commission. On April 24, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4300(a)(3), it believes that we now lack tangible business operations and informed us of its decision to delist our common stock from The Nasdaq National Market at the open of business on May 5, 2003. On May 2, 2003, we requested an oral hearing with The Hearings Department of Nasdaq to appeal its decision to delist our common stock. As a result of this request, our common stock was not delisted on May 5, 2003, and continues to trade on The Nasdaq National Market. The date of the oral hearing has been scheduled for June 5, 2003.

We May Be Unable to Negotiate Settlements with Respect to Our Remaining Liabilities

We currently are in the process of negotiating settlements with respect to our remaining obligations and liabilities, which include our building and facilities leases and ongoing litigation matters. If we are unable to successfully negotiate the termination of these obligations, we will have fewer cash resources to use for ongoing business ventures or other purposes.

Stockholders May Be Liable to Our Creditors for Up to Amounts Received From Us if Our Reserves Are Inadequate

Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from us, including the return of capital cash distribution of $2.50 per share paid to stockholders on January 29, 2003. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by us will be adequate to cover any expenses and liabilities.

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

(b)  Changes in Internal Controls

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an amended complaint against one of our former customers, BeMusic, in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). SightSound claims damages of $20 million plus an unspecified royalty. We have entered into an agreement with BeMusic agreeing to assume control of the defense and pay the defense costs, while reserving our rights as to indemnification obligations. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with BeMusic concerning the defense of the case going forward. We have now ceded control of the defense of the case to BeMusic, and are splitting the costs of the defense with BeMusic. We are still reserving our rights as to indemnification issues. The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time. On December 16, 2002, BeMusic filed a lawsuit against us seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to our stockholders. On January 24, 2003, we entered into a settlement agreement with BeMusic, whereby we agreed to maintain $7.0 million cash on hand to share in the defense of the patent action brought by SightSound against BeMusic.

On August 27, 2002, MM Companies, Inc. (“MMC” formerly musicmaker.com, Inc.) filed a lawsuit against us, Raymond A. Doig, Gerald W. Kearby, Robert G. Flynn, Stephen V. Imbler and Ann Winblad in the Delaware Chancery Court seeking injunctive and other equitable relief to prevent the defendants from appointing two additional directors to our Board. MMC’s complaint alleged that the defendants’ decision to expand our Board was in violation of Delaware law. MMC further alleged that the defendants’ actions were taken solely to interfere with the vote of our stockholders and to deny MMC and other stockholders a substantial presence on our Board. On October 1, 2002, MMC amended its complaint to add James D. Somes and Judith N. Frank, our newly appointed directors, as named defendants. The amended complaint alleged that the Board’s decision to expand the size of the Board and to appoint two additional directors was in violation of Delaware General Corporation Law Section 225. At the trial in this matter held on October 21, 2002, the Delaware Chancery Court denied MMC’s application for relief and approved the Board’s appointment of two additional directors. On October 30, 2002, MMC filed a notice of appeal and a motion for expedited proceedings in the Supreme Court of Delaware. That Court accepted the appeal and, after briefing and oral argument, on January 7, 2003 the Supreme Court of Delaware reversed the trial court’s decision and invalidated the Board’s decision to appoint two additional directors. Consequently, James D. Somes and Judith N. Frank were removed from the Board.

On August 21, 2002, we filed a lawsuit against MMC and Steel Partners II, LP (“Steel Partners”) in U.S. District Court for the Southern District of New York (“New York Court”). We asked the New York Court to prohibit MMC and Steel Partners from violating the federal securities laws in connection with their campaigns to take control of us, and sought compensatory and punitive damages as a result of these alleged violations. Our complaint alleged that MMC failed to register as an investment company under the Investment Company Act of 1940 (“ICA”) and that its purchase of our shares and subsequent proxy contest to take control of the Board was, therefore, in violation of the ICA. The complaint also alleged that Steel Partners was conducting an illegal proxy contest by failing to make the proper filings with the Securities and Exchange Commission (“SEC”) and that, in the course of its contest, Steel Partners had distributed false and misleading statements to our stockholders. Shortly after the filing of this complaint, MMC purchased $4 million in gold bullion in an effort to resolve its possible status as an unregistered investment company under the ICA. In addition, MMC revised its proxy statement to disclose its uncertain status under the ICA. In light of these steps, on September 10, 2002, we informed the New York Court that we were withdrawing our claims for injunctive relief against MMC. In resolution of our claims against Steel Partners, both parties entered into a stipulation, dated September 20, 2002, limiting Steel Partner’s ability to issue further press releases referencing us. In light of the stipulated agreement, the New York Court, on September 20, 2002, denied our motion for a preliminary injunction. Pursuant to the Settlement and Reimbursement Agreement entered into on

January 2, 2003 described below, the parties stipulated, among other things, that this action be dismissed with prejudice. On January 17, 2003, the New York Court entered an order granting the voluntary dismissal, with prejudice, of our claims against Steel Partners in this action.

On July 23, 2002, MMC filed an action in Delaware Chancery Court against us, each member of our Board, and Alliance Entertainment Corp. (“Alliance”). The complaint alleged that our then directors and Alliance violated their fiduciary duties by approving the Agreement and Plan of Merger dated June 12, 2002 (“Merger Agreement”) by and among us, April Acquisition Corp and Alliance, and that our directors further violated their fiduciary duties by making certain changes to our shareholders rights plan. Alliance was alleged to have aided and abetted the alleged breaches of fiduciary duty by our directors. MMC sought, among other things, to (i) invalidate the Merger Agreement, (ii) prevent us or Alliance from taking any actions to effectuate or enforce the Merger Agreement, the merger of us or Alliance, or the self tender-offer, (iii) direct our Board to restore a previously reduced “trigger” of our shareholders rights plan to 15%, (iv) prevent enforcement of our shareholders rights plan to the extent it prohibits the plaintiff and other stockholders from assisting in the solicitation of proxies for our 2002 annual meeting of stockholders (“Annual Meeting”), (v) damages for incidental injuries, and (vi) costs and expenses, including attorneys’ fees and experts’ fees. In connection with its complaint, MMC filed a motion for a preliminary injunction and a motion for expedited proceedings. On July 31, 2002, MMC withdrew its motion for a preliminary injunction and for expedited proceedings, and stated that it would file an amended complaint. On December 12, 2002, this action was dismissed without prejudice. On November 8, 2002, we agreed to terminate the Merger Agreement. On January 2, 2003, MMC, we and the Board, entered into a Settlement and Reimbursement Agreement (“January 2, 2003 Agreement”) pursuant to which we reimbursed MMC the sum of $929,000, representing MMC’s costs associated with this and other litigations with us and the Board. The $929,000 is recorded as General and Administrative expense in 2002. This January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

In October 2001, two lawsuits were filed in Delaware Chancery Court naming us and certain of our officers and directors as defendants. Both actions related to our response to recent acquisition offers and purported to be class actions brought on behalf of our stockholders. On February 1, 2002, the two complaints were consolidated into a single action, titled In Re Liquid Audio, Inc., Shareholders Litigation, Consolidated Civil Action No. 19212-NC. That action was brought against Gerald W. Kearby, Silvia Kessel, Ann L. Winblad and Liquid Audio itself. The complaint alleged that defendants had breached their fiduciary duties owed to our stockholders in connection with our response to acquisition offers from Steel Partners and an investor group formed by MMC. The complaint sought, among other things, a court order barring us from adopting or maintaining measures that would make us less attractive as a takeover candidate or, alternatively, awarding compensatory damages to the purported plaintiff class. The January 2, 2003 Agreement stipulated, among other things, that this action in the Delaware Court be deemed dismissible with prejudice.

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

From the time of receipt through March 31, 2003, our proceeds, except for the return of capital cash distribution paid on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

On April 15, 2003, our Board of Directors approved the repeal of our Preferred Stock Rights Agreement. The Preferred Stock Rights Agreement gave rights to stockholders, exercisable after a person or group announced acquisition of 10% or more of our common stock or announced commencement of a tender or exchange offer the consummation of which would have resulted in ownership by the person or group of 10% or more of our common stock to acquire shares of our common stock or shares of any company in which we were merged.

On April 24, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4300(a)(3), it believes that we now lack tangible business operations and informed us of its decision to delist our common stock from The Nasdaq National Market at the open of business on May 5, 2003. On May 2, 2003, we requested an oral hearing with The Hearings Department of Nasdaq to appeal its decision to delist our common stock. As a result of this request, our common stock was not delisted on May 5, 2003, and continues to trade on The Nasdaq National Market. The date of the oral hearing has been scheduled for June 5, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matter to a vote of securities holders during the quarter ended March 31, 2003.

ITEM 5.	OTHER INFORMATION

As previously reported on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003, PricewaterhouseCoopers LLP (“PwC”) resigned as our independent auditors on April 17, 2003. PwC’s reports on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2002 and through April 17, 2003, there were no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject mater of the disagreement with its report. During the two most recent fiscal years and through April 17, 2003, there have been no reportable events (as defined in Regulation S-K 304(a)(1)(v)). On April 23, 2003, PwC provided a letter addressed to the Securities and Exchange Commission stating whether PwC agrees with the above statements and, if not, stating the respects in which PwC does not agree. A copy of this letter was filed as an exhibit to the Form 8-K filed on April 24, 2003.

Subsequently, we engaged Rothstein, Kass & Company, P.C. (“RK”) to serve as our independent auditors as of May 1, 2003, as reported on Form 8-K filed with the Securities and Exchange Commission on May 8, 2003. RK will audit our financial statements for the fiscal year beginning January 1, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (4)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (5)

10.58	Option and Purchase Agreement with Universal Music Group, Inc., dated as of November 15, 2002 (5)

10.59	Amendment No. 1 to Option and Purchase Agreement with Universal Music Group, Inc., dated as of January 9, 2003 (5)

10.60	Assignment and Assumption Agreement dated as of January 16, 2003, by and between Universal Music Group, Inc. and Geneva Media, LLC (5)

10.61	Amendment No. 2 to Option and Purchase Agreement with Geneva Media, LLC, dated as of January 20, 2003 (5)

10.62	Consultant Agreement with Raymond Doig, dated as of October 8, 2002 (5)

10.63	Consultant Agreement with Asset Strategies, Inc. and Judith Frank, dated as of November 25, 2002 (5)

10.64	Severance Agreement and General Release with Gerald Kearby, dated as of November 22, 2002 (5)

10.65	Severance Agreement and General Release with Robert Flynn, dated as of November 22, 2002 (5)

10.66	Employment Agreement with Raymond Doig, dated as of November 18, 2002 (5)

10.67	Employment Agreement with Stephen Imbler, dated as of November 18, 2002 (5)

10.70	Settlement and Reimbursement Agreement and Release between Liquid Audio, Inc. and MM Companies, Inc., dated as of January 1, 2003 (6)

10.71	Settlement Agreement between Liquid Audio, Inc. and BeMusic, Inc, dated as of January 17, 2003 (7)

11.1	Statement regarding computation of per share earnings (3)

21.1	Subsidiary of Liquid Audio, Inc. (5)

23.1	Consent of PricewaterhouseCoopers LLP (5)

24.1	Power of Attorney (contained in the signature page to this report)

99.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions
(1)	Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	This exhibit has been omitted because the information is shown in the financial statements or notes thereto
(4)	Incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002
(5)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003
(6)	Incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 17, 2003
(7)	Incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003

(b)  Reports on Form 8-K

On January 15, 2003, we filed a report on Form 8-K that included a copy of Answer and Counterclaim in BeMusic, Inc. v. Liquid Audio, Inc., Seymour Holtzman, James A Mitarotonda, Robert G. Flynn, Judith N. Frank, Stephen V. Imbler, James D. Somes, and Ann Winblad, C.A. No. 20083.

On January 17, 2003, we filed a report on Form 8-K which announced that we and MM Companies, Inc. (“MMC”) executed and delivered on January 14, 2003 a Settlement and Reimbursement Agreement and Release pursuant to which the parties agreed to settle various disputes between them. A copy of the Settlement Agreement was attached and included therein.

On January 28, 2003, we filed a report on Form 8-K which announced that we and BeMusic, Inc. dismissed their claims against each other with prejudice in connection with the litigation captioned BeMusic, Inc. v. Liquid Audio, Inc. et al, C.A. No. 20083-NC pursuant to a Settlement Agreement. A copy of the Settlement Agreement was attached and included therein.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2003

LIQUID AUDIO, INC.

/s/    JAMES A. MITAROTONDA

James A. Mitarotonda

Co-Chief Executive Officer

(Principal Executive Officer)

/s/    SEYMOUR HOLTZMAN

Seymour Holtzman

Co-Chief Executive Officer

(Principal Executive Officer)

/s/    MELVYN BRUNT

Melvyn Brunt

Chief Financial Officer

(Principal Financial and Accounting Officer)

Liquid Audio, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Securities Exchange Act of 1934, Section 13a-14)

I, James A. Mitarotonda, certify that:

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

(C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

Date:  May 15, 2003

/s/ JAMES A. MITAROTONDA James A. Mitarotonda Co-Chief Executive Officer

Liquid Audio, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Securities Exchange Act of 1934, Section 13a-14)

I, Seymour Holtzman, certify that:

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

(C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

Date: May 15, 2003

/s/ SEYMOUR HOLTZMAN Seymour Holtzman Co-Chief Executive Officer

Liquid Audio, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Securities Exchange Act of 1934, Section 13a-14)

I, Melvyn Brunt, certify that:

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

(C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

Date: May 15, 2003

/s/ MELVYN BRUNT Melvyn Brunt Chief Financial Officer