Form 10-Q
period 2003-06-30
LIQUID AUDIO INC
filed 2003-08-14
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-25977

LIQUID AUDIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Seventh Ave. 17th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 974-5730

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

As of August 13, 2003, there were 23,176,858 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$12,608	$73,985
Accounts receivable, less allowance for doubtful accounts of $146 for 2003 and 2002	11	60
Restricted cash	826	0
Other current assets	423	1,361

Total current assets	13,868	75,406
Restricted cash	0	826
Property and equipment, net	0	558
Other assets	8	7

Total assets	$13,876	$76,797

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$536	$1,218
Accrued liabilities	3,791	2,151
Distribution payable to stockholders	—	57,771
Deferred revenue	—	39

Total current liabilities	4,327	61,179

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	146,053	146,039
Accumulated other comprehensive loss	(75)	(75)
Accumulated deficit	(136,452)	(130,369)

Total stockholders’ equity	9,549	15,618

Total liabilities and stockholders’ equity	$13,876	$76,797

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Net revenues:
License	$—	$40	$4	$76
Services	—	111	39	210

Total net revenues	—	151	43	286

Cost of net revenues:
License	—	84	5	181
Services	—	174	2	302
Non-cash cost of revenue	—	36	0	69

Total cost of net revenues	—	294	7	552

Gross profit (loss)	—	(143)	36	(266)

Operating expenses:
Sales and marketing	5	1,027	271	2,185
Non-cash sales and marketing	—	(32)	—	(21)
Research and development	87	2,914	165	5,937
Non-cash research and development	—	3	—	8
General and administrative	1,248	1,905	4,257	3,011
Restructuring	3,569	—	4,411	—

Total operating expenses	4,909	5,817	9,104	11,120

Loss from operations	(4,909)	(5,960)	(9,068)	(11,386)
Other income (expense), net	15	318	118	851
Gain on sale of digital music fulfillment business	—	—	2,868	—

Net loss	$(4,894)	$(5,642)	$(6,082)	$(10,535)

Net loss per share:
Basic and diluted	$(0.21)	$(0.25)	$(0.26)	$(0.46)

Weighted average shares	23,166	22,737	23,155	22,723

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,082)	$(10,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	1,279
Amortization of unearned compensation	—	(13)
Gain on sale of digital music fulfillment business and related assets	(2,868)	—
Non-cash cost of revenue	—	69
Changes in assets and liabilities:
Accounts receivable	49	15
Other assets	929	471
Accounts payable	(682)	3
Accrued liabilities	1,643	(1,681)
Deferred revenue	(39)	(13)

Net cash used in operating activities	(6,828)	(10,405)

Cash flows from investing activities:
Acquisition of property and equipment	—	(67)
Proceeds from sale of digital music fulfillment business and related assets	3,200	—

Net cash provided by (used in) investing activities	3,200	(67)

Cash flows from financing activities:
Cash distribution to stockholders	(57,771)	—
Proceeds from issuance of common stock, net of repurchases	14	74
Payments made under capital leases	—	(17)
Payments made under equipment loan	—	(169)

Net cash used in financing activities	(57,757)	(112)

Effect of exchange rates on cash and cash equivalents	8	8

Net decrease in cash and cash equivalents	(61,377)	(10,576)
Cash and cash equivalents at beginning of period	73,985	91,594

Cash and cash equivalents at end of period	$12,608	$81,018

Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing agreements	$—	$69

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

On January 24, 2003, the Company sold its digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, the Company also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, the Company is not currently operating any businesses and does not expect continuing revenue from sources the Company received revenue from in the past; however, the Company is continuing as an operating entity and is currently exploring options for the use of its remaining assets.

The Company’s common stock currently trades over the counter on the Nasdaq OTC Bulletin Board. Previously, the Company’s common stock was traded on the Nasdaq National Market. However, the market price per share dropped significantly subsequent to the payment of the $2.50 per share cash distribution to the Company’s common stockholders. Thus, on June 5, 2003, the Company was notified by Nasdaq that the Company’s common stock was delisted because the closing price had been below $1 per share for 30 consecutive trading days and the Company does not conduct an operating business. At that time, the Company’s common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, the Company’s common stock began trading on the Nasdaq OTC Bulletin Board. The market price of the Company’s common stock as of August 7, 2003 was $0.36 per share.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Going concern consideration

The accompanying financial statements as of June 30, 2003 and for the three-month and six-month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the six months ended June 30, 2003, the Company incurred a net loss of approximately $6.1 million and negative cash flows from operations of approximately $6.8 million. As of June 30, 2003, the Company had accumulated losses of approximately $136.5 million. The Company has not yet settled on an operating plan, and can give no assurance that the Company’s existing cash and cash equivalents are sufficient to fund the Company’s current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities, which may be undertaken by the Company. In addition, according to a settlement agreement with BeMusic, Inc. (“BeMusic”) (see Note 6), the Company agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of the patent action brought by SightSound, Inc. (“SightSound”) against BeMusic, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which it is determined that the Company would be obligated to indemnify BeMusic. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

Principles of consolidation

The financial statements include the accounts of the Company and its wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and not otherwise controlled by the Company, are accounted for under the equity method.

Restricted cash

As of June 30, 2003, the Company had a restricted cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount serves as collateral for a letter of credit issued by the Company’s bank to the Company’s lessor as a security deposit on a long-term lease. In July 2003, the letter of credit was returned to the Company in accordance with a lease termination agreement reached with the Company’s lessor.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002.

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

Consistent with the disclosure provisions of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$4,894	$5,642	$6,082	$10,535
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	212	185	528	477

Net loss—pro forma	$5,106	$5,827	$6,610	$11,012

Basic and diluted net loss per share—as reported	$0.21	$0.25	$0.26	$0.46
Basic and diluted net loss per share—pro forma	0.22	0.26	0.29	0.48

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charges incurred for the three and six months ended June 30, 2003 were recorded in accordance with SFAS 146.

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating SFAS 149 and has not yet determined the impact of adopting its provisions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2—ACCRUED LIABILITIES:

The components of accrued liabilities are as follows (in thousands):

	June 30, 2003	December 31, 2002
Compensation and benefits	$7	$308
Consulting and professional services	86	431
Restructuring	3,569	—
Litigation settlement	—	1,079
Other	129	333

	$3,791	$2,151

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of the Company’s property lease on the Company’s former headquarters located in Redwood City, CA.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments and unrealized gains on investments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Comprehensive loss:
Net loss	$(4,894)	$(5,642)	$(6,082)	$(10,535)
Foreign currency translation adjustments	1	(32)		(25)

	$(4,893)	$(5,674)	$(6,082)	$(10,560)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Common stock options	160	2,604	160	2,604
Common stock warrants	431	748	431	748
Unvested common stock subject to repurchase	0	1	0	1

	591	3,353	591	3,353

NOTE 5—RESTRUCTURINGS:

In September 2002, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated, the de-emphasis of the Liquid Player product line, and preparations for a then proposed merger with Alliance Entertainment Corporation. The Company terminated the merger agreement on November 8, 2002. A restructuring charge of $1,163,000 was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software for assets no longer in use from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense in the six months ended June 30, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of June 30, 2003, $24,000 related to involuntary separation costs remains unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of the Company’s property lease on the Company’s former headquarters located in Redwood City, CA. As of June 30, 2003, the Company had accrued for this liability and expensed it as a restructuring charge.

NOTE 6—CONTINGENCIES AND LEGAL PROCEEDINGS:

On or about April 7, 2000, SightSound filed an amended complaint against one of the Company’s former customers, BeMusic, in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). SightSound claims damages of $20 million plus an unspecified royalty. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), the Company renegotiated its agreement with BeMusic concerning the defense of the case going forward. On December 16, 2002, BeMusic filed a lawsuit against the Company seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to our stockholders. On January 24, 2003, the Company entered into a settlement agreement with BeMusic, whereby the Company agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of the patent action brought by SightSound against BeMusic, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

respect of which it is determined that the Company would be obligated to indemnify BeMusic. The Company and BeMusic then dismissed the claims against each other. The Company has now ceded control of the defense of the case to BeMusic, and is splitting the costs of the defense with BeMusic. The Company did not, by entering into the settlement agreement with BeMusic, agree, concede, or intend to suggest that it has an obligation to indemnify any party with regard to an adverse judgment, and the Company specifically reserved its right to assert that it has no such obligation. The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time.

The Company, certain of its officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, the directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including Liquid Audio, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, the Company’s Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

From time to time the Company receives letters from corporations or other business entities notifying it of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

NOTE 7—CASH DISTRIBUTION TO STOCKHOLDERS:

On December 6, 2002, the Company announced a return of capital cash distribution to its stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against the Company to prevent the Company from making the $2.50 per share cash distribution, based on concerns related to the Company’s ability to indemnify them in a patent infringement action against BeMusic for technology licensed from the Company. On January 24, 2003, the Company entered into a settlement with BeMusic, whereby the Company agreed to maintain $2,000,000 in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of such action, and $5,000,000 in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which the Company would be obligated to indemnify BeMusic. The Company and BeMusic then dismissed their claims against each other. On January 29, 2003, the Company distributed $2.50 per share, for a total of $57,771,000, to its common stockholders of record as of December 10, 2002. The Company did not, by entering into the settlement agreement with BeMusic agree, concede or intend to suggest that it has an obligation to indemnify any party with regard to an adverse judgment, and the Company specifically reserved its right to assert that it had no such obligation. As of July 31, 2003, the Company understands that BeMusic had incurred approximately $570,764 in legal fees and expenses, of which the Company will be responsible for $285,382. As of June 30, 2003, the Company has paid approximately $280,000 related to this obligation. BeMusic’s legal fees (and with them the Company’s obligation to share the cost of defense) will continue to increase until the patent infringement action is resolved by settlement or a final court order that cannot be further appealed.

NOTE 8—DECREASE IN STOCK OPTION EXERCISE PRICE:

On March 18, 2003, the Company’s Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10, to reflect the $2.50 cash distribution to the stockholders. Consequently, the Company will account for a portion of these stock options as variable, revaluing the outstanding stock options at each balance sheet date until they are exercised, cancelled or forfeited.

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

In September 2002, we sold the domestic and foreign rights to our entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, we received an assignable perpetual royalty-free license to continue using the patented technology in our digital distribution system (the “Microsoft License”).

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic, Inc. (“BeMusic”), a subsidiary of Bertelsmann AG, filed a lawsuit against us to prevent us from making the $2.50 per share cash distribution, based on concerns related to our ability to indemnify them in a patent infringement action against BeMusic for technology licensed from us. On January 24, 2003, we entered into a settlement with BeMusic, whereby we agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of such action, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which we would be obligated to indemnify BeMusic. We and BeMusic then dismissed our claims against each other. On January 29, 2003, we distributed $2.50 per share, for a total of $57.8 million, to our common stockholders of record as of December 10, 2002. Following the cash distribution, we continued to explore options for the use of our remaining assets. We did not, by entering into the settlement agreement with BeMusic agree, concede or intend to suggest that we have an obligation to indemnify any party with regard to an adverse judgment, and we specifically reserved our right to assert that we have no such obligation. As of July 31, 2003, we understand that BeMusic had incurred approximately $570,764 in legal fees and expenses, of which we will be responsible for $285,382. As of June 30, 2003, the Company has paid approximately $280,000 related to this obligation. BeMusic’s legal fees (and with them our obligation to share the cost of defense) will continue to increase until the patent infringement action is resolved by settlement or a final court order that cannot be further appealed.

On January 24, 2003, we sold our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we also transferred ownership of the Microsoft License and certain “Liquid Audio” related trademarks to Geneva. As a result of the sale, we are currently not operating any businesses, and are exploring options for the use of our remaining assets.

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

As a result of this reduction in option exercise price, a portion of the outstanding options will be treated for financial reporting purposes as variable awards. This means that we will be required to record non-cash accounting charges or credits for compensation expense reflecting any increases and decreases in the price of our common stock. We will have to continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to these options until they are exercised, forfeited or terminated. In recording these accounting charges or credits, the higher the market value of our common stock, the greater the non-cash compensation expense.

In April 2003, our Board repealed our Preferred Stock Rights Agreement, which could have impeded or discouraged an acquisition or other transaction by any entity which is not affiliated with Liquid Audio.

On June 5, 2003, we received a notification of stock delisting from Nasdaq because the closing price of our stock had been below $1 per share for 30 consecutive trading days and we do not conduct an operating business. Our common stock now trades over the counter on the Nasdaq OTC Bulletin Board.

In July 2003, we terminated the remaining term of our property lease on our former headquarters located in Redwood City, CA. The Company’s principal executive offices are now located in New York, NY, in a space maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is also the Co-Chairman and Co-Chief Executive Officer of the Company.

The accompanying financial statements as of June 30, 2003 and for the three-month and six-month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the six months ended June 30, 2003, the Company incurred a net loss of approximately $6.1 million and negative cash flows from operations of approximately $6.8 million. As of June 30, 2003, the Company had accumulated losses of approximately $136.5 million. The Company has not yet settled on an operating plan, and can give no assurance that the Company’s existing cash and cash equivalents are sufficient to fund the Company’s current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities, which may be undertaken by the Company. In addition, according to a settlement agreement with BeMusic (see Note 6), the Company agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of the patent action brought by SightSound against BeMusic, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which it is determined that the Company would be obligated to indemnify BeMusic. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

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

In September 2002, we adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated and de-emphasis of the Liquid Player product line, and preparations for the then proposed merger with Alliance. A restructuring charge of $1.2 million was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software for assets abandoned from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva. A restructuring charge of $4,411,000 was recorded in operating expense in the six months ended June 30, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva.

As of June 30, 2003, $24,000 related to involuntary separation costs remains unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of the Company’s property lease on the Company’s former headquarters located in Redwood City, CA. As of June 30, 2003, the Company had accrued for this liability and expensed it as a restructuring charge.

Future Operations and Financial Results

In connection with the sale of our digital music fulfillment business and related assets to Geneva, we implemented the aforementioned workforce reduction in 2003. As a result, as of July 28, 2003, we had 2 full time employees.

We are reviewing alternatives for the use of our remaining assets while settling our remaining claims and liabilities. Our management intends to pursue other business opportunities and investments unrelated to the downloading of digital music.

Our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board. Previously, our common stock was traded on the Nasdaq National Market. However, the market price per share dropped significantly subsequent to the payment of the $2.50 per share cash distribution to our common stockholders. Thus, on June 5, 2003, we were notified by Nasdaq that our common stock was delisted because the closing price had been below $1 per share for 30 consecutive trading days and we do not conduct an operating business. At that time, our common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, our common stock began trading on the Nasdaq OTC Bulletin Board. The market price of our common stock as of August 7, 2003 was $0.36 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
License	—%	26%	9%	27%
Services	—	74	91	73
Business development (related party)	—	—	—	—

Total net revenues	—	100	100	100

Cost of net revenues:
License	—	56	12	63
Services	—	115	5	106
Non-cash cost of revenue	—	24	—	24

Total cost of net revenues	—	195	17	193

Gross profit (loss)	—	(95)	83	(93)

Operating expenses:
Sales and marketing	100	679	630	763
Non-cash sales and marketing	—	(21)	—	(7)
Research and development	100	1,930	384	2,076
Non-cash research and development	—	2	—	3
General and administrative	100	1,262	9,900	1,053
Non-cash general and administrative	—	—	—	—
Strategic marketing-equity instruments	—	—	—	—
Restructuring	100	—	10,258	—

Total operating expenses	100	3,852	21,172	3,888

Loss from operations	(100)	(3,947)	(21,089)	(3,981)
Other income (expense), net	—	211	275	297
Gain on sale of digital music fulfillment business	—	—	6,670	—

Net loss	(100)%	(3,736)%	(14,144)%	(3,684)%

Three Months Ended June 30, 2003 and 2002

Total Net Revenues

Total net revenues were $0 for the three months ended June 30, 2003 as compared to $151,000 in the comparable period of 2002. We do not expect significant revenue in the remainder of 2003.

License. License revenues derived from our former operating business primarily consisted of fees from licensing our software products to third parties. License revenues were $0 for the three months ended June 30, 2003 as compared to $40,000 in the comparable period of 2002. This decrease was due to the discontinuation of the Liquid Player product line and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues derived from our former operating business primarily consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $0 for the three months ended June 30, 2003 as compared to $111,000 in the comparable period of 2002. This decrease was due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

We had no sales or costs relating to sales for the three months ended June 30, 2003. Our gross profit (loss) was approximately (95)% of total net revenues for the comparable three months ended June 30, 2002. Total cost of net revenues was $0 in the three months ended June 30, 2003 as compared to $294,000 in the three months ended June 30, 2002. We do not expect significant cost of net revenues in the remainder of 2003 since we are not currently operating any businesses.

License. Cost of license revenues primarily consists of royalties paid for third-party technology and costs of documentation, duplication and packaging. Cost of license revenues were $0 for the three months ended June 30, 2003 as compared to $84,000 in the comparable period of 2002. Cost of license revenues decreased due to our discontinuation of the digital music distribution business.

Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues were $0 for the three months ended June 30, 2003 as compared to $174,000 in the three months ended June 30, 2002. The decrease in cost of services revenues was due to the termination of all of our encoding, customer service and professional services personnel and the sale of the digital music fulfillment business to Geneva.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 99% to $5,000 for the three months ended June 30, 2003 from $1.0 million in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $755,000 from termination of all of our sales and marketing personnel, expense management initiatives, and the sale of our digital music fulfillment service to Geneva, reduction in travel and entertainment expense of approximately $187,000 between the two periods, and allocation of occupancy costs and other overhead of approximately $324,000, partially offset by a reduction in shared project costs with Radio and Records of approximately $451,000 in the comparable period of 2002. We do not expect to incur significant sales and marketing expenses in the remainder of 2003 since we are not currently operating any businesses.

Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 97% to $87,000 for the three months ended June 30, 2003 from $2.9 million in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $1.6 million from termination of all of our research and development personnel and outside contractors, expense management initiatives, the sale of our digital music fulfillment business to Geneva, depreciation and amortization of approximately $539,000 and allocation of occupancy costs and other overhead of approximately $640,000. We do not expect to incur significant research and development expenses in the remainder of 2003 since we are not currently operating any businesses.

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 35% to $1.2 million for the three months ended June 30, 2003 from $1.9 million in the comparable period of 2002. This decrease was due to the reduction of rent expense of our corporate office of $581,000, reduction in compensation and related expenses of approximately $817,000 from decreases in the number of general and administrative personnel from 17 to 2 and outside contractors, expense management initiatives, the sale of our digital music fulfillment business to Geneva, and reduced legal fees of $412,000, offset by higher directors and officers insurance of approximately $355,000, and allocation of occupancy costs and other overhead of approximately $899,000. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense.

Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to June 30, 2003 was $3.5 million. We recognized $0 and ($28,000) of stock compensation expense for the three months ended June 30, 2003 and 2002, respectively.

Restructuring. Restructuring charge relates to costs associated with our corporate restructuring program in connection with our exit of our digital music fulfillment business. The $3,569,000 charge in the three months ended June 30, 2003 is related to a one-time payout to terminate the remaining term of our property lease on our former headquarters located in Redwood City, CA.

Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $15,000 for the three months ended June 30, 2003 from $318,000 in the comparable period of 2002. The decrease is due to the decrease in interest income of approximately $321,000 from lower average cash and cash equivalent balances resulting from cash used in operating activities and lower interest rates.

Six Months Ended June 30, 2003 and 2002

Total Net Revenues

Total net revenues decreased 85% to $43,000 for the six months ended June 30, 2003 from $286,000 in the comparable period of 2002. We do not expect significant revenue in the remainder of 2003.

License. License revenues decreased 95% to $4,000 for the six months ended June 30, 2003 from $76,000 in the comparable period of 2002. This decrease was due to discontinuation of our software licensing business and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues decreased 81% to $39,000 for the six months ended June 30, 2003 from $210,000 in the comparable period of 2002. This decrease was due to the discontinuation of our software license business, our music hosting business for independent artists and labels and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

Our gross profit (loss) increased to approximately 84% of total net revenues for the six months ended June 30, 2003 from approximately (93)% of total net revenues in the comparable period of 2002. Total cost of net revenues decreased 99% to $7,000 for the six months ended June 30, 2003 from $552,000 in the comparable period of 2002.

License. Cost of license revenues decreased 97% to $5,000 for the six months ended June 30, 2003 from $181,000 in the comparable period of 2002. Cost of license revenues decreased due to the discontinuation of our licensing business.

Services. Cost of services revenues decreased 99% to $2,000 for the six months ended June 30, 2003 from $302,000 in the comparable period of 2002. The decrease in cost of services revenues was due to the termination all of our encoding, customer service and professional services personnel, the elimination of all of our kiosk-related equipment due to our corporate restructuring and the sale of our digital music fulfillment business to Geneva.

Non-Cash Cost of Revenues. Non-cash cost of revenues were $0 for the six months ended June 30, 2003 and $69,000 in the comparable period of 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 88% to $271,000 for the six months ended June 30, 2003 from $2.1 million in the comparable period of 2002. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

Research and Development. Research and development expenses decreased 97% to $165,000 for the six months ended June 30, 2003 from $5.9 million in the comparable period of 2002. This decrease was primarily due to the termination of all of our personnel and outside contractors, expense management initiatives and the sale of our digital music fulfillment business to Geneva.

General and Administrative. General and administrative expenses increased 41% to $4.3 million for the six months ended June 30, 2003 from $3.0 million in the comparable period of 2002. This increase was primarily due to allocation of occupancy costs and other overhead of approximately $1,616,000, depreciation expense of $125,000, and directors and officers insurance premiums of $125,000, partially offset by decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives of $315,000, and a reduction in rent expense of $598,000. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense.

Non-Cash Sales and Marketing, Research and Development and General and Administrative. We recognized $0 and $(12,000) of non-cash sales and marketing, research and development and general and administrative expenses for the six months ended June 30, 2003 and 2002, respectively.

Restructuring. Restructuring charge was $4.4 million and $0 for the six months ended June 30, 2003 and 2002, respectively. $3.6 million of the charge in the six months ended June 30, 2003 consists of expense related to a one-time payment to terminate the remaining term of our real estate lease of our previous corporate offices, $796,000 of involuntary employee separation costs and $46,000 of prepaid expenses related to assets sold to Geneva.

Other Income (Expense), Net. Other income (expense) decreased to $118,000 for the six months ended June 30, 2003 from $851,000 in the comparable period of 2002. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Gain on sale of digital music fulfillment business. Gain on sale of digital music fulfillment business relates to the sale of our digital music fulfillment business and related assets to Geneva for $3.2 million in January 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2003, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of June 30,

2003, we had approximately $12.6 million of cash and cash equivalents; however, we incurred a one-time payout of $3,569,000 in July 2003, to terminate the remaining term of our property lease on our former headquarters in Redwood City, CA.

Net cash used in operating activities was $6.8 million and $10.4 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used for operating activities in the 2003 period was the result of net losses from operations of $6.1 million, depreciation and amortization of $222,000, gain on sale of digital music fulfillment business and related assets of $2.9 million and a net increase in working capital items of $1.9 million. The net increase in working capital items include an decrease in accounts receivable of $49,000, an increase in other assets of $929,000, a decrease in accounts payable of $682,000, an increase in accrued liabilities of $1.6 million and a decrease in deferred revenue of $39,000. Net cash used for operating activities in the 2002 period was the result of net losses from operations of $10.5 million, depreciation and amortization of $1.3 million, amortization of unearned compensation of $13,000 and a net decrease in working capital items of $1.2 million. The net decrease in working capital items include an increase in accounts receivable of $15,000, an increase in other assets of $471,000, an increase in accounts payable of $3,000, a decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $13,000.

Net cash provided by (used) in investing activities was $3.2 million and $(67,000) for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva. Net cash used by investing activities in the 2002 period was due to the acquisition of property and equipment.

Net cash used in financing activities was $57.8 million and $112,000 for the six months ended June 30, 2003 and 2002, respectively. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002. The net cash used in financing activities in the 2002 period is due primarily to payments made under our equipment loan and capital leases.

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

We have no material commitments for capital expenditures or strategic investments and anticipate no capital expenditures during the remainder of 2003. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. For instance, we had a $899,000 general and administrative charge in the three months ended June 30, 2003. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense.

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

Market Risk

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the six months ended June 30, 2003. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

Our Stock Has Been Delisted from The Nasdaq National Market, And Is Therefore Significantly Less Liquid than Before

Our stock has been delisted from trading on The Nasdaq National Market by reason of not maintaining listing requirements due to the lack of tangible business operations and significantly reduced market price of our common stock. As a result, our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board.

We May Be Unable to Negotiate Settlements with Respect to Our Remaining Liabilities

We currently are in the process of negotiating settlements with respect to our remaining obligations and liabilities, which include ongoing litigation matters. If we are unable to successfully negotiate the termination of these obligations, we will have fewer cash proceeds to use for ongoing business ventures.

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

We Face and Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

From time to time, we have received letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their intellectual property rights. Such claims may result in our being involved in litigation. Although we sold our digital music distribution business, we still have one outstanding claim of patent infringement. Further, we cannot assure you that other parties will not assert additional claims in the future or that we will prevail against any such claims. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash assets. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our remaining assets could be substantially reduced. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms would decrease cash for other purposes. See “Legal Proceedings.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90-day period prior to the date of this report. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that required information relating to us will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the six months ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an amended complaint against one of our former customers, BeMusic, in the United States District Court for the Western District of Pennsylvania (“Pennsylvania Court”). The suit alleges that BeMusic infringes one or more of three patents (United States Patent Nos. 5,191,573; 5,675,734 and 5,996,440). SightSound claims damages of $20 million plus an unspecified royalty. BeMusic filed an answer to the amended complaint on April 27, 2000, denying the material allegations of the complaint, and asserting counterclaims for declaratory judgment of non-infringement and patent invalidity. Following a claims construction hearing in 2001 and an initial report and recommendation on claim construction by the magistrate judge in February 2002 (which ruling is on appeal to the district judge), we renegotiated our agreement with BeMusic concerning the defense of the case going forward. On December 16, 2002, BeMusic filed a lawsuit against the Company seeking to enjoin the payment of a $2.50 per share return of capital cash distribution to our stockholders. On January 24, 2003, the Company entered into a settlement agreement with BeMusic, whereby the Company agreed to maintain $2.0 million in available cash on hand to pay up to 50% of reasonable attorney fees and costs in connection with the defense of the patent action brought by SightSound against BeMusic, and $5.0 million in available cash on hand to apply towards the satisfaction of any adverse judgment in respect of which it is determined that the Company would be obligated to indemnify BeMusic. The Company and BeMusic then dismissed the claims against each other. We have now ceded control of the defense of the case to BeMusic, and are splitting the costs of the defense with BeMusic. We did not, by entering into the settlement agreement with BeMusic, agree, concede or intend to suggest that we have an obligation to indemnify any party with regard to an adverse judgment, and we specifically reserved our right to assert that we have no such obligation. The action currently is pending in the United States District Court of the Western District of Pennsylvania. No trial date has been set at this time.

We, certain of our officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, the directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including Liquid Audio, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, the Company’s Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

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

From the time of receipt through June 30, 2003, our proceeds, except for the return of capital cash distribution paid on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

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

On April 24, 2003, we were notified by Nasdaq that pursuant to Marketplace Rule 4300(a)(3), it believes that we now lack tangible business operations and informed us of its decision to delist our common stock from The Nasdaq National Market at the open of business on May 5, 2003. On May 2, 2003, we requested an oral hearing with The Hearings Department of Nasdaq to appeal its decision to delist our common stock. As a result of this request, our common stock was not delisted on May 5, 2003, and continued to trade on The Nasdaq National Market until the date of the oral hearing which was scheduled for June 5, 2003. On June 5, 2003, we received a notification of stock delisting from Nasdaq because the closing price of our stock had been below $1 per share for 30 consecutive trading days and we do not conduct an operating business. Our common stock now trades over the counter on the Nasdaq OTC Bulletin Board.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matter to a vote of securities holders during the quarter ended June 30, 2003.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.42	Amazon.com/Liquid Audio Advertising Agreement, including exhibits, dated as of June 9, 1999 (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (4)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (5)

10.58	Option and Purchase Agreement with Universal Music Group, Inc., dated as of November 15, 2002 (5)

10.59	Amendment No. 1 to Option and Purchase Agreement with Universal Music Group, Inc., dated as of January 9, 2003 (5)

10.60	Assignment and Assumption Agreement dated as of January 16, 2003, by and between Universal Music Group, Inc. and Geneva Media, LLC (5)

10.61	Amendment No. 2 to Option and Purchase Agreement with Geneva Media, LLC, dated as of January 20, 2003 (5)

10.62	Consultant Agreement with Raymond Doig, dated as of October 8, 2002 (5)

10.63	Consultant Agreement with Asset Strategies, Inc. and Judith Frank, dated as of November 25, 2002 (5)

10.64	Severance Agreement and General Release with Gerald Kearby, dated as of November 22, 2002 (5)

10.65	Severance Agreement and General Release with Robert Flynn, dated as of November 22, 2002 (5)

10.66	Employment Agreement with Raymond Doig, dated as of November 18, 2002 (5)

10.67	Employment Agreement with Stephen Imbler, dated as of November 18, 2002 (5)

10.70	Settlement and Reimbursement Agreement and Release between Liquid Audio, Inc. and MM Companies, Inc., dated as of January 1, 2003 (6)

10.71	Settlement Agreement between Liquid Audio, Inc. and BeMusic, Inc, dated as of January 17, 2003 (7)

10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003

10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003

11.1	Statement regarding computation of per share earnings (3)

21.1	Subsidiary of Liquid Audio, Inc. (5)

23.1	Consent of PricewaterhouseCoopers LLP (5)

24.1	Power of Attorney (contained in the signature page to this report)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions
(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(4)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002
(5)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003
(6)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 17, 2003
(7)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003

(b) Reports on Form 8-K

On April 24, 2003, we filed a report on Form 8-K which announced that PricewaterhouseCoopers LLP (“PWC”) resigned as our independent auditors on April 17, 2003. PwC’s reports on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2002 and through April 17, 2003, there were no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement with its report. During the two most recent fiscal years and through April 17, 2003, there have been no reportable events (as defined in Regulation S-K 304(a)(1)(v)). On April 23, 2003, PwC provided a letter addressed to the Securities and Exchange Commission stating whether PwC agrees with the above statements and, if not, stating the respects in which PwC does not agree. A copy of this letter was filed as an exhibit to the Form 8-K filed on April 24, 2003.

On May 8, 2003, we filed a report on Form 8-K which announced that we engaged Rothstein, Kass & Company, P.C. (“RK”) to serve as our independent auditors as of May 1, 2003. RK will audit our financial statements for the fiscal year beginning January 1, 2003.

On June 9, 2003, we filed a report on Form 8-K which announced that we issued a press release on June 6, 2003 stating that we had received a notification of delisting of our common stock from Nasdaq.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2003	LIQUID AUDIO, INC.

/s/ James A. Mitarotonda
James A. Mitarotonda
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Seymour Holtzman
Seymour Holtzman
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer (Principal Financial and Accounting Officer)