Form 10-Q
period 2003-09-30
LIQUID AUDIO INC
filed 2003-11-14
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, there were 23,176,858 shares of registrant’s Common Stock outstanding.

LIQUID AUDIO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$8,895	$73,985
Accounts receivable, net	25	60
Investment in available for sale securities	470	—
Other current assets	306	1,361

Total current assets	9,696	75,406
Restricted cash	—	826
Property and equipment, net	—	558
Other assets	8	7

Total assets	$9,704	$76,797

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$212	$1,218
Accrued liabilities	346	2,151
Distribution payable to stockholders	—	57,771
Deferred revenue	—	39

Total current liabilities	558	61,179

Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	146,053	146,039
Accumulated other comprehensive loss (net)	(62)	(75)
Accumulated deficit	(136,868)	(130,369)

Total stockholders’ equity	9,146	15,618

Total liabilities and stockholders’ equity	$9,715	$76,797

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
License	$—	$14	$4	$90
Services	—	87	39	297

Total net revenues	—	101	43	387

Cost of net revenues:
License	—	71	5	252
Services	—	140	2	442
Non-cash cost of revenue	—	13	—	82

Total cost of net revenues	—	224	7	776

Gross profit (loss)	—	(123)	36	(389)

Operating expenses:
Sales and marketing	6	1,018	277	3,203
Non-cash sales and marketing	—	(7)	—	(28)
Research and development	—	2,434	165	8,371
Non-cash research and development	—	(3)	—	5
General and administrative	472	3,642	4,730	6,653
Restructuring	—	798	4,411	798

Total operating expenses	478	7,882	9,583	19,002

Loss from operations	(478)	(8,005)	(9,547)	(19,391)
Other income (expense), net	52	319	180	1,170
Sale of intellectual property assets	—	7,000	—	7,000
Gain on sale of digital music fulfillment business	—	—	2,868	—

Net loss	$(426)	$(686)	$(6,499)	$(11,221)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.28)	$(0.49)

Weighted average shares	23,177	22,761	23,163	22,736

See accompanying notes to condensed consolidated financial statements

LIQUID AUDIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	(6,499)	$(11,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	1,866
Amortization of unearned compensation	—	(23)
Gain on sale of digital music fulfillment business and related assets	(2,868)	—
Non-cash cost of revenue	—	82
Loss on disposal of and write-down of property and equipment	—	115
Changes in assets and liabilities:
Accounts receivable	35	36
Other assets	1,054	(839)
Accounts payable	(1,006)	78
Accrued liabilities	(1,805)	(119)
Deferred revenue	(39)	(25)

Net cash used in operating activities	(10,900)	(10,050)

Cash flows from investing activities:
Acquisition of property and equipment	—	(85)
Purchase of available-for-sale securities	(459)	—
Decrease in restricted cash	826	—
Proceeds from sale of digital music fulfillment business and related assets	3,200	—

Net cash provided by (used in) investing activities	3,567	(85)

Cash flows from financing activities:
Cash distribution to stockholders	(57,771)	—
Proceeds from issuance of common stock, net of repurchases	14	114
Payments made under capital leases	—	(24)
Payments made under equipment loan	—	(169)

Net cash used in financing activities	(57,757)	(79)

Effect of exchange rates on cash and cash equivalents	—	(12)

Net decrease in cash and cash equivalents	(65,090)	(10,226)
Cash and cash equivalents at beginning of period	73,985	91,594

Cash and cash equivalents at end of period	8,895	$81,368

Non-cash investing and financing activities:
Issuance of warrants in connection with strategic marketing Agreements	$—	$82

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

On January 24, 2003, the Company sold its digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP, for $3.2 million. The Company also transferred ownership of certain “Liquid Audio” related trademarks and the Microsoft License to Geneva. As a result of the sale, the Company has not operated any businesses since this sale and does not expect continuing revenue from sources the Company received revenue from in the past; however, the Company has continued as an operating entity and is currently exploring options for the use of its remaining assets.

The Company’s common stock currently trades over the counter on the Nasdaq OTC Bulletin Board. The Company’s common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of the Company’s stock dropped significantly after the payment of a $2.50 per share cash distribution to the Company’s stockholders on January 29, 2003. On June 5, 2003, the Company’s common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, the Company’s common stock began trading on the Nasdaq OTC Bulletin Board. The market price of the Company’s common stock as of November 11, 2003 was approximately $0.32 per share.

On July 30, 2003, the Company held its 2003 Annual Meeting of Stockholders at which the stockholders elected two (2) Class 1 directors, approved a proposal to change the name of the Company to “L Q Corporation, Inc.” (the ”Name Change”) and ratified the Company’s independent accountants. The stockholders then adjourned the meeting until August 20, 2003, then to August 28, 2003, August 29, 2003, September 23, 2003, and finally to September 29, 2003. At the September 29, 2003 meeting, the stockholders approved amendments to the Company’s certificate of incorporation to effect a 1- for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”).

Although the Company’s Board of Directors has received stockholder approval to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction, the Company has not yet consummated these corporate actions. The Company intends to file the amendments necessary to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, the Company will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. For a more detailed discussion of the effect of the Reverse/Forward Stock Split and the Share Reduction on the capitalization of the Company, see Part II. Item 5. OTHER INFORMATION. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Revenue/Forward Stock Split. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on March 31, 2003.

Going concern consideration

The accompanying financial statements as of September 30, 2003 and for the three-months and nine-months periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the nine months ended September 30, 2003, the Company incurred a net loss of approximately $6.5 million and negative cash flows from operations of approximately $10.9 million. In July, 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, California. In connection with the termination of this lease, a previously restricted cash balance of $826,000 that served as collateral for the security deposit on this lease, became unrestricted when the security deposit was no longer necessary. As of September 30, 2003, the Company had an accumulated deficit of approximately $136.9 million. The Company has not yet settled on an operating plan, and can give no assurance that the Company’s existing cash and cash equivalents are sufficient to fund the Company’s current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. In addition, according to a settlement agreement with BeMusic, Inc. (“BeMusic”) (see Note 6), the Company agreed to maintain a reserve of $2.0 million in available cash for payment of up to 50% of reasonable attorney fees and costs in connection with the defense of the patent action brought by SightSound, Inc. (“SightSound”) against BeMusic, and a reserve of $5.0 million in available cash to apply towards the satisfaction of any adverse judgment in respect of which it is determined that the Company would be obligated to indemnify BeMusic. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

Principles of consolidation

The financial statements include the accounts of the Company and its wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

Investments

Securities classified for accounting purposes as “available-for-sale” securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Dividends on marketable equity securities are recognized as income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in revenues. The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2003, the Company owned 30,207 shares of Warnaco Group Inc (NASDAQ: WRNC), an available-for-sale security with a fair market value of $470,323 and a cost basis of $457,639. This is the only available-for-sale security that the Company has ever owned. The gross unrealized gain as of September 30, 2003 has been recorded as a separate component of stockholders equity as accumulated other comprehensive loss.

As of November 12, 2003, the Company liquidated its entire remaining position in this security, which resulted in a realized gain of $48,777. Following such date, the Company did not own any shares of available-for-sale securities, and all of its liquid assets are held as cash and cash equivalents. The Company does not intend to make any additional purchases of available-for-sale securities, and does not intend to trade in available-for-sale securities in the future. All of the Company’s liquid assets will continue to be held as cash and cash equivalents on a going forward basis.

The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns “investment securities” with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items). Securities issued by companies other than majority-owned subsidiaries are generally considered investment securities for purposes of the Investment Company Act. As a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities, we may have inadvertently become, or may become in the future if we fail to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, we believe that at all relevant times prior to the date of filing this Quarterly Report, we have not been subject to regulation as an investment company under the Investment Company Act. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act in the future. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

Consistent with the disclosure provisions of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$426	$686	$6,499	$11,221
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	60	(317)	135	161

Net loss—pro forma	$486	$369	$6,634	$11,382

Basic and diluted net loss per share—as reported	$0.02	$0.03	$0.28	$0.49
Basic and diluted net loss per share—pro forma	0.02	0.02	0.29	0.50

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent accounting pronouncements

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2—ACCRUED LIABILITIES:

The components of accrued liabilities are as follows (in thousands):

	September 30, 2003	December 31, 2002
Accrued liabilities:
Compensation and benefits	$11	$308
Consulting and professional services	138	431
Litigation settlement	—	1,079
Other	197	333

	$346	$2,151

As of September 30, 2003, the Company had accrued liabilities for consulting and professional services in the amount of $138,000, consisting of $105,000 for audit services and $33,000 for legal services, and accrued liabilities described as “Other” in the amount of $195,000, all for royalty payments.

NOTE 3—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments and unrealized gains on investments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Comprehensive loss:
Net loss	$(426)	$(686)	$(6,499)	$(11,221)
Foreign currency translation adjustments	—	(11)	1	(36)
Unrealized gain (loss) on available-for-sale securities	13	—	13	—

	$(413)	$(697)	$(6,485)	$(11,257)

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

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Common stock options	73	2,156	73	2,156
Common stock warrants	431	431	431	431
Unvested common stock subject to repurchase	0	0	0	0

	504	2,587	504	2,587

NOTE 5—RESTRUCTURINGS:

In September 2002, the Company adopted a corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated, the de-emphasis of the Liquid Player product line, and preparations for a then proposed merger with Alliance Entertainment Corporation (“Alliance”). The Company terminated the merger agreement with Alliance on November 8, 2002. A restructuring charge of $1,163,000 was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures and computer software for assets no longer in use from reductions in workforce, and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense in the nine months ended September 30, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of September 30, 2003, $24,000 related to involuntary separation costs remained unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, CA. As of September 30, 2003, the Company paid this liability and expensed it as a restructuring charge.

In October 2003, the Company incurred a one-time payout of $30,000 to terminate the remaining term of its property lease on an office located in Los Angeles, California.

NOTE 6—CONTINGENCIES AND LEGAL PROCEEDINGS:

On or about April 7, 2000 SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the ”Pennsylvania Court”) alleging that certain former customers of the Company, N2K, inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three United States patents (Nos. 5,191,573; 5,675,734; and 5,996,440). SightSound has claimed compensatory damages of approximately $16.0 million. SightSound also seeks treble damages and attorneys fees under certain statutory provisions. BeMusic has denied the allegations set forth in SightSound’s pleadings. BeMusic has asserted a claim for indemnification against the Company based on certain licensing agreements between the Company and BeMusic’s predecessors. In January, 2002, the Company entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which the Company agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action. The fee-sharing agreement entitles BeMusic, CDNow Online, Inc.’s successor, to control the defense of the patent infringement action, but requires BeMusic to consult in good faith with the Company regarding its defense and/or

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

settlement of the patent infringement action. In December, 2002, BeMusic filed suit against the Company seeking to prevent payment of a cash distribution to stockholders until its indemnification claims were resolved. In January, 2003, the Company entered into a settlement agreement with BeMusic pursuant to which BeMusic’s lawsuit was dismissed and the Company agreed to maintain a reserve of $2.0 million in available cash for payment of up to 50% of reasonable legal fees relating to the patent infringement action and to maintain a reserve of $5.0 million in available cash to apply toward payment of an adverse judgement in, or a settlement of, the patent infringement action if the Company is determined to be obligated to indemnify BeMusic or its predecessors with respect to any such judgement or settlement. The agreement also continued the fee-sharing arrangement under which the Company will share evenly with BeMusic the cost of legal fees associated with BeMusic’s defense of the patent infringement action. The settlement agreement did not concede any obligation by the Company to indemnify a party with regard to an adverse judgment, and specifically reserved the Company’s right to challenge any claim for indemnity following final judgement in the lawsuit. The Company intends to oppose any indemnification claim by BeMusic. A recent order issued by the Pennsylvania Court denied summary judgment motions by BeMusic seeking to dismiss the lawsuit, and granted a motion by SightSound seeking to dismiss one of BeMusic’s asserted defenses of inequitable conduct by the plaintiff. At the Pre-Trial/Settlement Conference held on November 12, 2003, the Pennsylvania Court set a trial date of March 1, 2004. It is our understanding that settlement negotiations are continuing between the parties in the litigation.

The Company, certain of its former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, the Company’s Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

From time to time the Company receives letters from corporations or other business entities notifying it of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

LIQUID AUDIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7—CASH DISTRIBUTION TO STOCKHOLDERS:

On January 29, 2003, the Company distributed $2.50 per share, for a total of $57,771,000, to its common stockholders of record as of December 10, 2002.

NOTE 8—DECREASE IN STOCK OPTION EXERCISE PRICE:

On March 18, 2003, the Company’s Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10, to reflect the $2.50 cash distribution to its stockholders. Consequently, the Company will account for a portion of these stock options as variable, revaluing the outstanding stock options at each balance sheet date until they are exercised, cancelled or forfeited.

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

In the spring of 2002, it became apparent to our management that we could not achieve financial success as an independent company with our current business model. In June 2002 we announced a definitive agreement to merge with Alliance, with the intent of combining into a physical and digital media distribution company. In November 2002, we terminated this agreement based upon the publicly expressed opposition to the proposed merger by a significant percentage of our stockholders. We consequently paid a termination fee of $2.1 million to Alliance.

In September 2002, we sold the domestic and foreign rights to our entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, we received an assignable perpetual royalty-free license to continue using the patented technology in our digital distribution system (the “Microsoft License”).

On December 6, 2002, we announced a return of capital cash distribution to our stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. On December 16, 2002, BeMusic filed a lawsuit against us to prevent us from making the $2.50 per share cash distribution, based on concerns related to our ability to indemnify them in a patent infringement action against BeMusic for technology licensed from us. On January 24, 2003, we entered into a settlement with BeMusic. On January 29, 2003, we distributed $2.50 per share, for a total of $57.8 million, to our common stockholders of record as of December 10, 2002. Following the cash distribution, we continued to explore options for the use of our remaining assets. As of September 30, 2003, we understand that BeMusic had incurred approximately $726,916 in legal fees and expenses. As of September 30, 2003, the Company has paid approximately $363,458 related to this obligation. BeMusic’s legal fees (and with them our obligation to share the cost of defense) will continue to increase until the patent infringement action is resolved by settlement or a final court order that cannot be further appealed. For a more detailed discussion of the BeMusic litigation and settlement, see Part II, Item 1—Legal Proceedings.

On January 24, 2003, we sold our digital music fulfillment business and related assets to Geneva for $3.2 million. As part of the sale, we also transferred ownership of the Microsoft License and certain “Liquid Audio” related trademarks to Geneva. As a result of the sale, we have not operated any businesses since such sale, and continue to explore options for the use of our remaining assets.

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

In April 2003, our Board repealed our Preferred Stock Rights Agreement, which could have impeded or discouraged an acquisition or other transaction by any entity which is not affiliated with us.

On June 5, 2003, we received a notification of stock delisting from The Nasdaq National Market because the closing price of our stock had been below $1 per share for 30 consecutive trading days and we do not conduct an operating business. Our common stock now trades over the counter on the Nasdaq OTC Bulletin Board.

In July 2003, we terminated the remaining term of our property lease on our former headquarters located in Redwood City, California, and paid a one-time termination fee of $3,569,000. Our principal executive offices are now located in New York, NY, in a space maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is also the Co-Chairman and Co-Chief Executive Officer of the Company.

On July 30, 2003, we held our 2003 Annual Meeting of Stockholders, at which our stockholders elected two (2) Class 1 directors, approved a Name Change proposal to change our name to “L Q Corporation, Inc.” and ratified our independent accountants. Our stockholders then adjourned the meeting until August 20, 2003, then to August 28, 2003, August 29, 2003, September 23, 2003, and finally to September 29, 2003. At the September 29, 2003 meeting, our stockholders approved amendments to our certificate of incorporation to effect the Reverse/Forward Stock Split as well the Share Reduction.

Although the Company’s Board of Directors has received stockholder approval to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction, the Company has not consummated these corporate actions. The Company intends to file the amendments necessary to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, the Company will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. For a more detailed discussion of the effect of the Reverse/Forward Stock Split and the Share Reduction on the capitalization of the Company, see Part II. Item 5. OTHER INFORMATION.

In October 2003, we paid $30,000 to terminate the remaining term of the property lease of our office located in Los Angeles, California.

As of September 30, 2003, the Company owned 30,207 shares of Warnaco Group Inc (NASDAQ: WRNC), an available-for-sale security with a fair market value of $470,323 and a cost basis of $457,639. This is the only available-for-sale security that the Company has ever owned. The gross unrealized gain as of September 30, 2003 has been recorded as a separate component of stockholders equity as accumulated other comprehensive loss.

As of November 12, 2003, the Company liquidated its entire remaining position in this security, which resulted in a realized gain of $48,777. Following such date, the Company did not own any shares of available-for-sale securities, and all of its liquid assets are held as cash and cash equivalents. The Company does not intend to make any additional purchases of available-for-sale securities, and does not intend to trade in available-for-sale securities in the future. All of the Company’s liquid assets will continue to be held as cash and cash equivalents on a going forward basis.

As a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities, we may have inadvertently become, or may become in the future if we fail to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, we believe that at all relevant times prior to the date of filing this Quarterly Report, we have not been subject to regulation as an investment company under the Investment Company Act. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act in the future. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

The accompanying financial statements as of September 30, 2003 and for the three-month and nine-month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the nine months ended September 30, 2003, the Company incurred a net loss of approximately $6.5 million and negative cash flows from operations of approximately $10.9 million. As of September 30, 2003, the Company had an accumulated deficit of approximately $136.9 million. The Company has not yet settled on an operating plan, and can give no assurance that the Company’s existing cash and cash equivalents are sufficient to fund the Company’s current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities, which may be undertaken by the Company. In addition, the Company has agreed to reserve certain funds in connection with an ongoing dispute with BeMusic (see Part I. Item 1. Note 6—Contingencies and Legal Proceedings). These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

Corporate Restructurings

In September 2002, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated, the de-emphasis of the Liquid Player product line, and preparations for the then proposed merger with Alliance. The Company terminated the merger agreement with Alliance on November 8, 2002. A restructuring charge of $1.2 million was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures and computer software for assets abandoned from reductions in workforce, and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

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

As of September 30, 2003, $24,000 related to involuntary separation costs remains unpaid and will be paid as employees are terminated through the fourth quarter of 2003.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, California. As of September 30, 2003, the Company had paid for this liability and expensed it as a restructuring charge.

In October 2003, we paid $30,000 to terminate the remaining term of the property lease of our office located in Los Angeles, California.

Future Operations and Financial Results

In connection with the sale of our digital music fulfillment business and related assets to Geneva, we implemented the aforementioned workforce reduction in 2003. As a result, as of November 14, 2003, we had 1 full time employee and 1 part time employee.

We are reviewing alternatives for the use of our remaining assets while settling our remaining claims and liabilities. Our management intends to pursue other business opportunities and investments unrelated to the downloading of digital music.

Our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock dropped significantly after the payment of a $2.50 per share cash distribution to our stockholders on January 9, 2003. On June 5, 2003, our common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, our common stock began trading on the Nasdaq OTC Bulletin Board. The market price of our common stock as of November 11, 2003 was approximately $0.32 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
License	—%	14%	9%	23%
Services	—	86	91	77
Business development (related party)	—	—	—	—

Total net revenues	—	100	100	100

Cost of net revenues:
License	—	70	12	65
Services	—	139	4	114
Non-cash cost of revenue	—	13	—	21

Total cost of net revenues	—	222	16	200

Gross profit (loss)	—	(122)	84	(100)

Operating expenses:
Sales and marketing	—	1,008	645	828
Non-cash sales and marketing	—	(7)	—	(7)
Research and development	—	2,410	385	2,163
Non-cash research and development	—	(3)	—	1
General and administrative	—	3,606	11,108	1,719
Non-cash general and administrative	—	—	—	—
Strategic marketing-equity instruments	—	—	—	—
Restructuring	—	790	10,292	206

Total operating expenses	—	7,804	22,430	4,910

Loss from operations	—	(7,426)	(22,346)	(5,010)
Other income (expense), net	—	316	396	302
Sale of intellectual property assets	—	6,931	—	1,809

Gain on sale of digital music fulfillment business	—	—	6,692	—

Net loss	—%	(679)%	(15,258)%	(2,899)%

Three Months Ended September 30, 2003 and 2002

Total Net Revenues

Total net revenues were $0 for the three months ended September 30, 2003 as compared to $101,000 in the comparable period of 2002. We do not expect significant revenue in the remainder of 2003.

License. License revenues derived from our former operating business primarily consisted of fees from licensing our software products to third parties. License revenues were $0 for the three months ended September 30, 2003 as compared to $14,000 in the comparable period of 2002. This decrease was due to the discontinuation of the Liquid Player product line and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues derived from our former operating business primarily consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $0 for the three months ended September 30, 2003 as compared to $87,000 in the comparable period of 2002. This decrease was due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

We had no sales or costs relating to sales for the three months ended September 30, 2003. Total cost of net revenues was $0 in the three months ended September 30, 2003 as compared to $224,000 in the three months ended September 30, 2002. We do not expect significant cost of net revenues in the remainder of 2003 since we are not currently operating any businesses.

License. Cost of license revenues primarily consists of royalties paid for third-party technology and costs of documentation, duplication and packaging. Cost of license revenues were $0 for the three months ended September 30, 2003 as compared to $71,000 in the comparable period of 2002. Cost of license revenues decreased due to our discontinuation of the digital music distribution business.

Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues were $0 for the three months ended September 30, 2003 as compared to $140,000 in the three months ended September 30, 2002. The decrease in cost of services revenues was due to the termination of all of our encoding, customer service and professional services personnel and the sale of the digital music fulfillment business to Geneva.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses were $6,000 for the three months ended September 30, 2003 compared to $1,018,000 in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $529,000 from termination of all of our sales and marketing personnel, expense management initiatives, and the sale of our digital music fulfillment service to Geneva, reduction in travel and entertainment expense of approximately $59,000 between the two periods, and allocation of occupancy costs and other overhead of approximately $248,000 in the comparable period of 2002. We do not expect to incur significant sales and marketing expenses in the remainder of 2003 since we are not currently operating any businesses.

Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses were $0 for the three months ended September 30, 2003, compared to $2,434,000 in the comparable period of 2002. This decrease was due to the reduction in compensation and related expenses of approximately $1.2 million from termination of all of our research and development personnel and outside contractors, expense management initiatives, the sale of our digital music fulfillment business to Geneva, depreciation and amortization of approximately $506,000 and allocation of occupancy costs and other overhead of approximately $559,000. We do not expect to incur significant research and development expenses in the remainder of 2003 since we are not currently operating any businesses.

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses were $472,000 for the three months ended September 30, 2003, compared to $3,642,000 in the comparable period of 2002. This decrease was due to the reduction of rent expense of our corporate office of $524,000, reduction in compensation and related expenses of approximately $699,000 from decreases in the number of general and administrative personnel from 17 to 1 and increased use of outside contractors, expense management initiatives, the sale of our digital music fulfillment business to Geneva, reduction of directors and officers insurance of $442,000, reduced accounting fees of $213,000 and reduced legal fees of $1.7 million, offset by allocation of occupancy costs and other overhead of approximately $752,000. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense. The primary components of the $472,000 general and administrative expense for the three months ended September 30, 2003, were $178,000 for legal services, $99,000 for salaries, wages and consultants and $87,000 for insurance.

Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to September 30, 2003 was $3.5 million. We recognized $0 and ($10,000) of stock compensation expense for the three months ended September 30, 2003 and 2002, respectively.

Restructuring. Restructuring charge relates to costs associated with our corporate restructuring program in connection with our exit of our digital music fulfillment business. Restructuring expenses were $0 for the three months ended September 30, 2003, compared to $798,000 in the comparable period of 2002.

Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans and capital lease obligations. Other income (expense), net decreased to $52,000 for the three months ended September 30, 2003 from $319,000 in the comparable period of 2002. The decrease is due to the decrease in interest income of approximately $268,000 from lower average cash and cash equivalent balances resulting from cash used in operating activities and lower interest rates.

Nine Months Ended September 30, 2003 and 2002

Total Net Revenues

Total net revenues decreased 89% to $43,000 for the nine months ended September 30, 2003 from $387,000 in the comparable period of 2002. We do not expect significant revenue in the remainder of 2003.

License. License revenues decreased 96% to $4,000 for the nine months ended September 30, 2003 from $90,000 in the comparable period of 2002. This decrease was due to discontinuation of our software licensing business and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues decreased 87% to $39,000 for the nine months ended September 30, 2003 from $297,000 in the comparable period of 2002. This decrease was due to the discontinuation of our software license business, our music hosting business for independent artists and labels and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

Our gross profit (loss) increased to approximately 84% of total net revenues for the nine months ended September 30, 2003 from approximately (100)% of total net revenues in the comparable period of 2002. Total cost of net revenues decreased 99% to $7,000 for the nine months ended September 30, 2003 from $776,000 in the comparable period of 2002.

License. Cost of license revenues decreased 98% to $5,000 for the nine months ended September 30, 2003 from $252,000 in the comparable period of 2002. Cost of license revenues decreased due to the discontinuation of our licensing business.

Services. Cost of services revenues decreased 99 % to $2,000 for the nine months ended September 30, 2003 from $442,000 in the comparable period of 2002. The decrease in cost of services revenues was due to the termination all of our encoding, customer service and professional services personnel, the elimination of all of our kiosk-related equipment due to our corporate restructuring and the sale of our digital music fulfillment business to Geneva.

Non-Cash Cost of Revenues. Non-cash cost of revenues were $0 for the nine months ended September 30, 2003 and $82,000 in the comparable period of 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 91% to $277,000 for the nine months ended September 30, 2003 from $3.2 million in the comparable period of 2002. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

Research and Development. Research and development expenses decreased 98 % to $165,000 for the nine months ended September 30, 2003 from $8.4 million in the comparable period of 2002. This decrease was primarily due to the termination of all of our personnel and outside contractors, expense management initiatives and the sale of our digital music fulfillment business to Geneva.

General and Administrative. General and administrative expenses decreased 28% to $4.7 million for the nine months ended September 30, 2003 from $6.7 million in the comparable period of 2002. This decrease was due to a reduction in rent expense of $1.1 million, decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives of $1.0 million, reduced accounting fees of $209,000, reduced public company compliance expense of $141,000, reduced building occupancy costs of $136,000 and reduced legal fees of $1.6 million from the comparable period in 2002, offset by allocation of occupancy costs and other overhead of approximately $2,349,000, and directors and officers insurance premiums of $215,000. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense.

Non-Cash Sales and Marketing, Research and Development and General and Administrative. We recognized $0 and ($23,000) of non-cash sales and marketing, research and development and general and administrative expenses for the nine months ended September 30, 2003 and 2002, respectively.

Restructuring. Restructuring charge was $4.4 million and $798,000 for the nine months ended September 30, 2003 and 2002, respectively. Approximately $3.6 million of the charge in the nine months ended September 30, 2003 consists of expense related to a one-time payment to terminate the remaining term of our real estate lease of our previous corporate offices, $796,000 of involuntary employee separation costs and $46,000 of prepaid expenses related to assets sold to Geneva.

Other Income (Expense), Net. Other income (expense) decreased to $180,000 for the nine months ended September 30, 2003 from $1.2 million in the comparable period of 2002. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Gain on sale of digital music fulfillment business. Gain on sale of digital music fulfillment business relates to the sale of our digital music fulfillment business and related assets to Geneva for $3.2 million in January 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of September 30, 2003, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of September 30, 2003, we had approximately $8.9 million of cash and cash equivalents, reflecting, among other things, a one-time payout of $3,569,000 in July 2003 to terminate the remaining term of our property lease on our former headquarters in Redwood City, CA.

Net cash used in operating activities was $10.9 million and $10.1 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used for operating activities in the 2003 period was the result of net losses from operations of $6.5 million, depreciation and amortization of $228,000, gain on sale of digital music fulfillment business and related assets of $ 2.9 million and a net decrease in working capital items of $1.7 million. The net decrease in working capital items include an increase in other assets of $1.1 million, a decrease in accounts payable of $1.0 million, and a decrease in accrued liabilities of $ 1.8 million. Net cash used for operating activities in the 2002 period was the result of net losses from operations of $11.2 million, depreciation and amortization of $1.9 million, amortization of unearned compensation of $(23,000), non-cash cost of revenue of $82,000, loss on disposal of and write-down of property and equipment of $115,000 and a net decrease in working capital items of $869,000. The net decrease in working capital items include a decrease in accounts receivable of $36,000, increase in other assets of $839,000, increase in accounts payable of $78,000, decrease in accrued liabilities of $119,000 and a decrease in deferred revenue of $25,000.

Net cash provided by (used) in investing activities was $3.6 million and $(85,000) for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva, the decrease in restricted cash of $826,000 and the purchase of available-for-sale securities of $459,000 (see “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q). Net cash used by investing activities in the 2002 period was due to the acquisition of property and equipment.

Net cash used in financing activities was $57.8 million and $79,000 for the nine months ended September 30, 2003 and 2002, respectively. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002. The net cash used in financing activities in the 2002 period is due primarily to payments made under our equipment loan and capital leases.

We currently are in the process of negotiating settlements with respect to ongoing litigation matters. The largest potential payment relates to the ongoing matter with SightSound (see Part II. Item 1. LEGAL PROCEEDINGS). SightSound has claimed compensatory damages of approximately $16 million. SightSound also seeks treble damages and attorneys fees under certain statutory provisions. We might not be able to agree to a settlement on reasonable terms, if at all. A significant settlement or the failure to obtain a settlement on acceptable terms would significantly decrease cash available for other purposes. We have also approved participation in a settlement with respect to currently pending “IPO allocation” securities class actions (see Part II. Item 1. LEGAL PROCEEDINGS) Although the settlement is subject to a number of conditions, including approval of the proposed settling parties and the court, if the settlement occurs, such settlement and related legal costs would also decrease cash available for other purposes.

As we settle our commitments and ongoing litigation, we continue to incur legal fees, salary expense and other costs that decrease cash available for other purposes.

We have no material commitments for capital expenditures or strategic investments and anticipate no capital expenditures during the remainder of 2003. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. For instance, we had a $503,000 general and administrative charge in the three months ended September 30, 2003. Allocations of occupancy costs and other overhead, including salaries, leases and utilities, are allocated on a headcount basis, and the reduction of headcount in all other departments will leave these expenses as a general and administrative expense. The primary components of the $503,000 general and administrative expense were $178,000 for legal services, $99,000 for salaries, wages and consultants and $87,000 for insurance.

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

Market Risk

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the nine months ended September 30, 2003. As detailed in “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, we began trading in available-for-sale securities on August 8, 2003, and as of November 12, 2003, completely liquidated our position. Our trading activities resulted in a gain of $48,777. We do not intend to invest in such securities in the future, and will maintain only cash and cash equivalents. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

We May Have to Take Actions that Are Disruptive to Our Business Strategy to Avoid Registration Under the Investment Company Act of 1940.

As discussed more fully in Note 1 to the Company’s Financial Statements—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: INVESTMENTS, we traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may have become, or may become in the future, an inadvertent investment company under the Investment Company Act as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

(b) Changes in Internal Controls

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the nine months ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 7, 2000 SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the ”Pennsylvania Court”) alleging that certain former customers of the Company, N2K, inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three United States patents (Nos. 5,191,573; 5,675,734; and 5,996,440). SightSound has claimed compensatory damages of approximately $16.0 million. SightSound also seeks treble damages and attorneys fees under certain statutory provisions. BeMusic has denied the allegations set forth in SightSound’s pleadings. BeMusic has asserted a claim for indemnification against the Company based on certain licensing agreements between the Company and BeMusic’s predecessors. In January, 2002, the Company entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which the Company agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action. The fee-sharing agreement entitles BeMusic, CDNow Online, Inc.’s successor, to control the defense of the patent infringement action, but requires BeMusic to consult in good faith with the Company regarding its defense and/or settlement of the patent infringement action. In December, 2002, BeMusic filed suit against the Company seeking to prevent payment of a cash distribution to stockholders until its indemnification claims were resolved. In January, 2003, the Company entered into a settlement agreement with BeMusic pursuant to which BeMusic’s lawsuit was dismissed and the Company agreed to maintain a reserve of $2.0 million in available cash for payment of up to 50% of reasonable legal fees relating to the patent infringement action and to maintain a reserve of $5.0 million in available cash to apply toward payment of an adverse judgement in, or a settlement of, the patent infringement action if the Company is determined to be obligated to indemnify BeMusic or its predecessors with respect to any such judgement or settlement. The agreement also continued the fee-sharing arrangement under which the Company will share evenly with BeMusic the cost of legal fees associated with BeMusic’s defense of the patent infringement action. The settlement agreement did not concede any obligation by the Company to indemnify a party with regard to an adverse judgment, and specifically reserved the Company’s right to challenge any claim for indemnity following final judgement in the lawsuit. The Company intends to oppose any indemnification claim by BeMusic. A recent order issued by the Pennsylvania Court denied summary judgment motions by BeMusic seeking to dismiss the lawsuit, and granted a motion by SightSound seeking to dismiss one of BeMusic’s asserted defenses of inequitable conduct by the plaintiff. At the Pre-Trial/Settlement Conference held on November 12, 2003, the Pennsylvania Court set a trial date of March 1, 2004. It is our understanding that settlement negotiations are continuing between the parties in the litigation.

We, certain of our former officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, the Company’s Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

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

From the time of receipt through September 30, 2003, our proceeds from the offerings, except for the return of capital cash distribution paid to our stockholders on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel. On April 15, 2003, our Board of Directors approved the repeal of our Preferred Stock Rights Agreement. The Preferred Stock Rights Agreement gave rights to stockholders, exercisable after a person or group announced acquisition of 10% or more of our common stock or announced commencement of a tender or exchange offer the consummation of which would have resulted in ownership by the person or group of 10% or more of our common stock to acquire shares of our common stock or shares of any company in which we were merged.

Our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock dropped significantly after the payment of a $2.50 per share cash distribution to our stockholders on January 9, 2003. On June 5, 2003, our common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, our common stock began trading on the Nasdaq OTC Bulletin Board. The market price of our common stock as of November 11, 2003 was $0.32 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Stockholders on June 30, 2003 in New York, New York.

At this June 30, 2003 meeting, the stockholders elected the following individuals to serve as Class I Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Withheld
William J. Fox	19,583,623	1,367,633

Michael A. McManus, Jr.	19,583,623	1,367,633

The stockholders also voted upon the following proposals:

•	The stockholders approved a proposal to change the name of the Company to “L Q Corporation, Inc.” There were 20,885,740 votes cast for the proposal, 53,043 votes cast against the proposal and 42,473 abstentions.

•	The stockholders approved the ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent auditors for the 2003 fiscal year. There were 20,791,322 votes cast for the ratification, 101,306 votes cast against the ratification and 58,628 abstentions.

The stockholders then adjourned this meeting until August 20, 2003, then to August 28, 2003, August 29, 2003, September 23, 2003, and finally to September 29, 2003. At the September 29, 2003 meeting, the stockholders voted upon the following proposals:

•	The stockholders approved a proposal to effect a 1 for 250 reverse stock split. There were 15,740,532 votes cast for the proposal, 959,587 votes cast against the proposal and 31,460 abstentions.

•	The stockholders approved a proposal to effect a 35 for 1 forward stock split and a decrease in the authorized number of shares of common stock from 50,000,000 to 30,000,000. There were 15,466,979 votes cast for the proposal, 1,230,672 votes cast against the proposal and 33,928 abstentions.

ITEM 5. OTHER INFORMATION

(a) As discussed more fully in Note 1 to the Company’s Financial Statements—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: INVESTMENTS, we traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003, and do not intend to make any additional purchases of available-for-sale securities, we may have become, or may become in the future, an inadvertent investment company under the Investment Company Act as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

(b) On July 30, 2003, the Company held its 2003 Annual Meeting of Stockholders, at which our stockholders approved, among other things, a Name Change proposal to change our name to “L Q Corporation, Inc.” Our stockholders then adjourned the meeting until August 20, 2003, then to August 28, 2003, August 29, 2003, September 23, 2003, and finally to September 29, 2003. At the September 29, 2003 meeting, our stockholders approved amendments to our certificate of incorporation to effect the Reverse/Forward Stock Split, as well as the Share Reduction.

Although the Company’s Board of Directors has received stockholder approval to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction, the Company has not consummated these corporate actions. The Company intends to file the amendments necessary to implement the Name Change, the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, the Company will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

As discussed in the Company’s Notice of Annual Meeting of Stockholders, dated June 27, 2003 and filed with the Securities and Exchange Commission on July 1, 2003, the capitalization of the Company before and after the Reverse/Forward Stock Split and the Share Reduction is estimated as follows. Note that the exact figures may not be the same on the date the amendments to our certificate of incorporation are filed and become effective, due to continued trading by and among existing Company stockholders:

	Before the Reverse/Forward Stock Split and Share Reduction	After the Reverse/Forward Stock Split and Share Reduction
Issued and outstanding shares of common stock	23,175,036	3,190,810
Authorized reserved for issuance shares of common stock (1)	9,967,000	1,395,380
Authorized but unreserved shares of common stock	16,857,964	25,413,810
Number of Liquid Audio stockholders	6,687	2,369

(1)	Includes options for common stock reserved under the 1996 Equity Incentive Plan (which automatically increases each January 1 by the lesser of 1,500,000 shares (pre-Reverse/Forward Stock Split, or 210,000 shares post-Reverse/Forward Stock Split), 5% of the outstanding shares on such date, or a lesser amount determined by the Board) and the 2000 Nonstatutory Stock Option Plan (no provision for automatic annual increases), and common stock reserved under the 1999 Employee Stock Purchase Plan (which automatically increases each January 1 by the lesser of 750,000 shares (pre-Reverse/Forward Stock Split, or 105,000 post-Reverse/Forward Stock Split), 3% of the outstanding shares on such date, or a lesser amount determined by the Board).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (4)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (5)

10.71	Settlement Agreement between Liquid Audio, Inc. and BeMusic, Inc, dated as of January 17, 2003 (7)

10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

11.1	Statement regarding computation of per share earnings (3)

21.1	Subsidiary of Liquid Audio, Inc. (5)

23.1	Consent of PricewaterhouseCoopers LLP (5)

24.1	Power of Attorney (contained in the signature page to this report)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificationof Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificationof Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certificationof Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions
(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(4)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002
(5)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003
(6)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 17, 2003
(7)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(8)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003

(b) Reports on Form 8-K

On July 22, 2003, we filed a report on Form 8-K, which announced a press release providing details of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

LIQUID AUDIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2003	LIQUID AUDIO, INC.

/s/ James A. Mitarotonda
James A. Mitarotonda
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Seymour Holtzman
Seymour Holtzman
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer (Principal Financial and Accounting Officer)