Form 10-K
period 2003-12-31
LIQUID AUDIO INC
filed 2004-03-30
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-25977

LQ CORPORATION, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0421089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Ave., 17th Floor, New York, NY	10019
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (212) 974-5730

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3,593,459 based on the closing price of the Common Stock as reported on The Nasdaq OTC Bulletin Board for that date.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of March 19, 2004: 23,176,858.

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

Overview

LQ Corporation, Inc. was incorporated in California as “Liquid Audio, Inc.” in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our Board of Directors (the “Board”) received stockholder approval on July 30, 2003 to change our name to “LQ Corporation, Inc.” Our name was formally changed on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

Through the first quarter of 2002, we pursued a strategy of maintaining and extending our digital distribution business. This strategy expanded our catalog of digital music recordings available for digital distribution to more than 400,000 digital music recordings.

During the spring of 2002, it became apparent to our management that we could not achieve financial success as an independent company with our current business model. In June 2002, we announced a definitive agreement to merge with Alliance Entertainment Corporation (“Alliance”), with the intent of combining into a physical and digital media distribution company. In November 2002, we terminated this agreement based upon the publicly expressed opposition to the proposed merger by a significant percentage of our stockholders. We consequently paid a termination fee of $2.1 million to Alliance.

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

On January 24, 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we transferred ownership of certain “Liquid Audio” related trademarks to Geneva and the Microsoft License. As a result of the sale, we are currently not operating any business and are exploring options for the use of our remaining assets.

We are reviewing alternatives for the use or disposition of our remaining assets while settling our remaining claims and liabilities. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such opportunities. If we are unable to find any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

As discussed more fully in Notes to Consolidated Financial Statements at Note 1, “The Company and Summary of Significant Accounting Policies: Investments,” we traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940 as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Registration as an investment company would be very expensive, further depleting our cash reserves and would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon.

We entered into a Settlement Agreement and Mutual Release on February 12, 2004 with BeMusic which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound, Inc. Under the terms of this Agreement we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. For a more detailed discussion regarding the SightSound litigation see Item 3, “Legal Proceedings.”

Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock dropped significantly subsequent to the payment of the $2.50 per share return of capital cash distribution to our common stockholders. The market price of our common stock as of March 19, 2004 was $0.38 per share. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1- for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”).

Although our Board has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, we have not yet consummated these corporate actions. We intend to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, we will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. For a more detailed discussion of the effect of the Reverse/Forward Stock Split and the Share Reduction on the capitalization of the Company, see Notes to Consolidated Financial Statements at Note 16, “Reverse/Forward Stock Split.” No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split or the Share Reduction. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

International Offices

We closed our international offices in 2002.

Information regarding financial data by geographic area, as well as information regarding operating segments, is set forth in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 1, “Segment Information,” which information is hereby incorporated by reference.

Employees

Following the sale of our digital music fulfillment business and related assets in January 2003, we terminated substantially all of our employees and as of December 31, 2003, we had 1 full-time employee. Our employee is not covered by a collective bargaining agreement.

COMPANY RISK FACTORS

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

We May Have to Take Actions that Are Disruptive to Our Business Strategy to Avoid Registration Under the Investment Company Act of 1940.

As discussed more fully in Notes to Consolidated Financial Statements at Note 1, “The Company and Summary of Significant Accounting Policies: Investments,” we traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

If Our Stock Transfer Books Are Closed on a Final Record Date, We Will Not Record Any Trades

If we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date of effectiveness, the final record date, of the filing of the Certificate of Dissolution with the Delaware Secretary of State. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, interstate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, interstate succession or operation of law. For any other trades after the final record date, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

Our Stock Has Been Delisted from The Nasdaq National Market, And Is Therefore Significantly Less Liquid than Before

Our stock has been delisted from trading on The Nasdaq National Market by reason of not maintaining listing requirements due to the lack of tangible business operations and significantly reduced market price of our common stock. As a result, our common stock currently trades over the counter on the Nasdaq OTC Bulletin Board and the ability of our stockholders to obtain liquidity and fair market prices for our shares has been significantly impaired.

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

We Might Face Intellectual Property Infringement Claims that Might Be Costly to Resolve

From time to time, we have received letters from corporations and other entities suggesting that we review patents to which they claim rights or claiming that we infringe on their intellectual property rights. Such claims may result in our being involved in litigation. Further, we cannot assure you that parties will not assert additional claims in the future or that we will prevail against any such claims. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash assets. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our remaining assets could be substantially reduced. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms would decrease cash for other purposes. See Item 3 - “Legal Proceedings.”

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

Our Charter Documents and Delaware Law May Impede Or Discourage A Takeover, Which Could Lower Our Stock Price

If we elect to pursue a strategy other than liquidation and dissolution, provisions of our restated certificate of incorporation and bylaws, and provisions of Delaware law, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, we have a classified board of directors which may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may maintain the incumbency of our board of directors, as the classification of the board of directors increases the difficulty of replacing a majority of the directors. These provisions may have the effect of deterring hostile takeovers, delaying changes in our control of management, or may make it more difficult for stockholders to take certain corporate actions. Consequently, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2.	PROPERTIES

Our principal executive offices are located in New York, New York, in a space maintained by Barington Capital Group, L.P., a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is also our Co-Chairman and Co-Chief Executive Officer. We also occupy a small office located in Foster City, California, which we rent on a month to month basis. In July 2003, we terminated the remaining term of our property lease on our former headquarters located in Redwood City, California, and paid a one-time termination fee of $3,569,000. In October 2003, we paid $30,000 to terminate the remaining term of the property lease of our office located in Los Angeles, California.

ITEM 3.	LEGAL PROCEEDINGS

On or about April 7, 2000 SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the ”Pennsylvania Court”) alleging that certain of our former customers, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three United States patents (Nos. 5,191,573; 5,675,734; and 5,996,440). SightSound claimed compensatory damages of approximately $16.0 million. SightSound also seeked treble damages and attorneys fees under certain statutory provisions. BeMusic asserted a claim for indemnification against us based on certain licensing agreements between us and BeMusic’s predecessors. In January, 2002, we entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action. The fee-sharing agreement entitles BeMusic, to control the defense of the patent infringement action, but requires BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us to BeMusic for their share of attorneys fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

We, certain of our former officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, our Board approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of securities holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our common stock was quoted on the Nasdaq National Market under the symbol “LQID” since July 8, 1999, but was delisted on June 5, 2003. On June 5, 2003, our common stock began trading over the counter as a “pink sheet” security. On June 20, 2003, our common stock began trading on the Nasdaq OTC Bulletin Board under the symbol “LQID.OB.” The following table presents, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Nasdaq National Market and/or the Nasdaq OTC Bulletin Board, as applicable.

	High	Low
Year Ended December 31, 2002
First Quarter	$2.47	$2.25
Second Quarter	2.60	2.27
Third Quarter	2.60	2.36
Fourth Quarter	2.79	2.44
Year Ended December 31, 2003
First Quarter	$2.79	$0.31
Second Quarter	0.37	0.35
Third Quarter	0.32	0.32
Fourth Quarter	0.36	0.27

The closing price per share of our common stock at March 19, 2004 was $0.38. As of March 19, 2004, there were approximately 128 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

On December 6, 2002, we declared a non-dividend, return of capital cash distribution of $2.50 per share to shareholders of record as of December 10, 2002 to be paid on December 20, 2002. We paid this cash distribution on January 29, 2003, for a total of $57.8 million. We have not declared any other distributions since January 1, 2002.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues:
License	$4	$108	$682	$1,284	$1,537
Services	39	374	1,173	2,977	733
Business development (related party)	—	—	2,873	7,307	2,137

Total net revenues	43	482	4,728	11,568	4,407

Cost of net revenues:
License	5	388	491	290	235
Services	2	654	1,503	2,722	1,122
Business development (related party)	—	—	—	75	79
Non-cash cost of revenues	—	82	349	28	25

Total cost of net revenues	7	1,124	2,343	3,115	1,461

Gross profit (loss)	36	(642)	2,385	8,453	2,946

Operating expenses:
Sales and marketing	277	3,765	11,404	17,114	10,217
Non-cash sales and marketing	—	(28)	(43)	314	783
Research and development	165	9,111	16,957	22,917	11,706
Non-cash research and development	—	6	—	80	371
General and administrative	6,658	10,712	9,077	7,131	2,770
Non-cash general and administrative	—	1	(14)	13	190
Impairment loss	—	689	—	—	—
Strategic marketing-equity instruments	—	—	607	1,935	3,130
Restructuring	4,411	1,163	4,497	—	—

Total operating expenses	11,511	25,419	42,485	49,504	29,167

Loss from operations	(11,475)	(26,061)	(40,100)	(41,051)	(26,221)
Other income (expense), net	313	1,886	4,170	8,236	2,015
Gain on sale of intellectual property	—	7,000	—	—	—
Gain on sale of Digital Music fulfillment business	2,868
Merger termination fee	—	(2,100)	—	—	—
Loss in equity investment	—	—	(1,254)	(870)	—

Net loss	$(8,294)	$(19,275)	$(37,184)	$(33,685)	$(24,206)

Net loss per share:
Basic and diluted	$(0.36)	$(0.85)	$(1.64)	$(1.52)	$(2.28)
Weighted average shares	23,166	22,775	22,614	22,133	10,616
Cash distribution declared per common share	$—	$2.50	$—	$—	$—

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,077	$73,985	$91,594	$96,398	$138,692
Short-term investments	—	—	—	27,378	19,157
Working capital	7,334	14,227	87,233	119,089	152,030
Total assets	9,269	76,797	97,415	138,210	166,109
Long-term debt, less current portion	—	—	—	564	1,321
Mandatorily redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	7,334	15,618	91,825	128,674	157,745

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 24, 2003, we announced the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, we transferred ownership of certain “Liquid Audio” related trademarks to Geneva and the Microsoft License. As a result of the sale, we are currently not operating any businesses, and are exploring options for the use of our remaining assets.

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

We entered into a Settlement Agreement and Mutual Release on February 12, 2004 which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound, Inc. Under the terms of this Agreement we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. For a more detailed discussion regarding the SightSound litigation see Item 3, “Legal Proceedings.”

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

In September 2002, we adopted another corporate restructuring program, consisting of a worldwide workforce reduction, to reduce expenses in response to the digital music market not developing as soon as anticipated and de-emphasis of the Liquid Player product line, in preparation for the proposed merger with Alliance. We agreed to terminate the merger agreement on November 8, 2002. A restructuring charge of $1.2 million was recorded in operating expense in the twelve months ended December 31, 2002. The restructuring charge included involuntary separation costs of $852,000 for 34 employees worldwide, 5 in sales and marketing, 26 in research and development, 2 in general and administrative and 1 in operations functions in the U.S., asset impairment costs of $156,000 for property and equipment, furniture and fixtures, computer software and for assets abandoned from reductions in workforce and lease costs of $155,000 pertaining to non-cancelable lease payments for excess facilities that were vacated due to reductions in workforce.

At December 31, 2002, all amounts related to the restructurings were paid.

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,441,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of December 31, 2003, we have 1 full time employee and are focused on settling our claims and liabilities.

Future Operations and Financial Results

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

Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our common stock dropped significantly subsequent to the payment of the $2.50 per share return of capital cash distribution to our common stockholders. The market price of our common stock as of March 19, 2004 was $ 0.38 per share. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split ( collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares ( the” Share Reduction”).

Although our Board has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, we have not yet consummated these corporate actions. We intend to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, we will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. Foe a more detailed discussion of the effect of the Reverse /Forward Stock Split and the Share Reduction on the capitalization of the Company, see Notes to Consolidated Financial Statements at Note 16, ”Reverse/Forward Stock Split”. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split or the Share Reduction. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. At present, we have no plans for operating any business, so the operating results in any period are not indicative of the results, if any, that may be expected for any future period.

	Year Ended December 31,
	2003	2002	2001
Net revenues:
License	9%	22%	14%
Services	91	78	25
Business development (related party)	—	—	61

Total net revenues	100	100	100

Cost of net revenues:
License	12	80	10
Services	5	136	33
Business development (related party)	—	—	—
Non-cash cost of revenues	—	17	7

Total cost of net revenues	16	233	50

Gross profit (loss)	84	(133)	50

Operating expenses:
Sales and marketing	644	781	241
Non-cash sales and marketing	—	(6)	(1)
Research and development	384	1,890	359
Non-cash research and development	—	1	—
General and administrative	155	2,223	192
Non-cash general and administrative	—	—	—
Impairment loss	—	143	—
Strategic marketing-equity instruments	—	—	13
Restructuring	10,258	241	95

Total operating expenses	26,769	5,273	899

Loss from operations	(26,686)	(5,406)	(849)
Other income (expense), net	728	390	89
Gain on sale of intellectual property	—	1,452	—
Gain on sale of Digital Music fulfillment business	6,670	—	—
Merger termination fee	—	(435)	—
Loss in equity investment	—	—	(27)

Net loss	(14,288)%	(3,999)%	(787)%

Years Ended December 31, 2003, 2002 and 2001

Total Net Revenues

Total net revenues were $42,860 in 2003 compared to $482,000 in 2002 and $4.7 million in 2001.

License. License revenues primarily consist of fees from licensing our software products to third parties. License revenues were $4,000 in 2003 compared to $108,000 in 2002 and $682,000 in 2001. License revenues decreased 96% in 2003 from $108,000 in 2002. License revenues decreased 84% in 2002 from $682,000 in 2001. The decrease in 2003 was due to the cessation of our business activity. The decrease in 2002 was primarily due to lower Liquid Player software licensing resulting from the expiration of an OEM bundling agreement with a major consumer electronics company and the transitioning of our Liquid Player software licensing strategy from bundling, for a per-unit fee, with OEM products in 2001, to bundling for free with OEM products in exchange for potential future upgrade licensing revenues from consumers of those OEM products in 2002. We competed with other companies that offer music player software for free to OEMs, and such arrangements usually limit the bundling arrangements of a music player to only one vendor. We were not able to displace existing bundling arrangement that OEMs had with our competitors.

Services. Services revenues consist of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $39,000 in 2003, $374,000 in 2002 and $1.2 million in 2001. Service revenues decreased 90% in 2003 from $374,000 in 2002. Services revenues decreased 68% in 2002 from $1.2 million in 2001. The decrease in 2003 was primarily due to the cessation of our business activity. The decrease in 2002 was due to a decrease in maintenance fees resulting from lower software license fees, and for both periods, a decrease in promotion and advertising services resulting from the softness in the Internet advertising market, a decrease in revenue from Liquid Muze Previews service due to the termination of the agreement with Muze and a decrease in hosting fees due to the de-emphasis of music hosting for independent artists and labels in connection with our corporate restructuring. The decrease in 2001 also included decreases in encoding services, services from the expiration of a contract with Microsoft and a decrease in kiosk-related equipment due to a de-emphasis in the digital music kiosk business area in connection with our corporate restructuring.

Total Cost of Net Revenues

Our gross profit (loss) decreased to approximately 84% of total net revenues in 2003, from approximately (133)% of total net revenues in 2002 and approximately 50% in 2001. Total cost of net revenues decreased 52% to $1.1 million in 2002 from $2.3 million in 2001.

License. Cost of license revenues primarily consists of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 101% to $5,000 in 2003, and 21% to $388,000 in 2002 from $491,000 in 2001. Cost of license revenue decreased in 2002 due to lower revenue from software license fees, partially offset by the addition of certain technology licenses in 2001.

Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 100% to $2,000 in 2003, and 56% to $654,000 in 2002 from $1.5 million in 2001. The decreases in 2002 and 2001 in cost of services revenue were due to the reduction in compensation and related expenses of approximately $666,000 and $660,000, respectively, from the decrease in the number of encoding, customer service and professional services personnel from 12 to 4 and from 33 to 12, respectively, and kiosk-related equipment in 2001 due to our corporate restructuring. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

Business Development (Related Party). Cost of business development revenues primarily consists of kiosk-related equipment and royalties paid to third-party technology vendors. Cost of business development revenues were $0, $0 and $0 in 2003, 2002 and 2001, respectively. The decrease in cost of business development revenue relates to our decision in May 2001 to discontinue our digital music kiosk business as a result of the unfavorable cost structure of such business relative to the historical and projected revenues generated by the kiosk related business.

Non-Cash Cost of Revenues. Non-cash cost of revenues consist of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $181,000 and $14,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. Also in connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We had the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to us a specified minimum number of sound recordings in a specific time period. BMG failed to make the minimum number of sound recordings in the specific time period, and accordingly in August 2002, we terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $82,000 as non-cash cost of revenue in 2002 related to the remaining warrants. Such warrants were valued at the fair market value of our common stock at each vesting date. Stock-based compensation expense (income) for customer service, encoding and professional services personnel were $0, $0 and $(4,000) in 2003, 2002 and 2001, respectively. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 99% to $277,000 in 2003 from $3.8 million in 2002. Sales and marketing expenses decreased 67% in 2002 from $11.4 million in 2001. The decrease in 2003 was due to the cessation of business activity and termination of all remaining sales and marketing personnel. The decrease in 2002 was due to the reduction in compensation and related expenses of approximately $2.9 million from decreases in the number of sales and marketing personnel from 24 to 5 due to our corporate restructuring, advertising and marketing-related expenses of approximately $1.3 million, shared project costs with Radio and Records of $1.3 million and allocation of occupancy costs and other overhead expenses of approximately $538,000. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 99% to $165,000 from approximately $9.1 million in 2002. Research and development expenses decreased 46% in 2002 from $16,957,000 in 2001. The decrease in 2003 was due to the cessation of business activity and the termination of all remaining research and development personnel. The decrease in 2002 was due to the effects of the corporate restructuring program, part of which reduced research and development personnel and related expenses. We expect depreciation expense to decrease as a result of the write-down of property and equipment to its fair value (see Impairment Loss below).

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 38% to $6.6 million in 2003 from $10.7 million in 2002. The decrease in 2003 was primarily due to the cessation of business activity. The General and Administrative expenses in 2003 include, but are not limited to, directors and officers liability insurance premium payments of approximately $1.2 million, payments relating to facilities of approximately $2 million, legal expenses of approximately $1.5 million and consulting expenses of approximately $1 million. General and administrative expenses increased 18% to $10.7 million in 2002. The increase in 2002 was due to expenses related to the terminated merger with Alliance of approximately $2.8 million, legal expenses of approximately $927,000 related to litigation with MM Companies, Inc., (“MMC”), directors and officers insurance of approximately $698,000, reimbursement to MMC of $929,000 for costs associated with various litigation matters between us and MMC, payment of $150,000 to Network Commerce, Inc. for settlement of a patent infringement claim and allocation of occupancy costs and other overhead of approximately $1.4 million, partially offset by the reduction in compensation and related expense of approximately $420,000 from decreases in the number of personnel from 17 to 10 and outside contractors due to our corporate restructuring and expense management initiatives and reduction in the allowance for doubtful accounts of $1.4 million

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

Strategic Marketing-Equity Instruments. Strategic marketing-equity instruments consist of expenses associated with the value of common stock and warrants issued to partners as part of our strategic marketing agreements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. Strategic marketing-equity instruments expense was $0, $0 and $607,000 in 2003, 2002 and 2001, respectively. In August 1999, we signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, we granted Yahoo! three warrants to purchase a total of 250,000 shares of our common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. In 2000, $577,000, $(114,000) and $38,000 were recognized as strategic marketing-equity instruments expense (income) for the first, second and third warrants, respectively. In July 2000, we signed an agreement with Virgin to promote the distribution of digital music over the Internet using our technology. Pursuant to this agreement, we issued 150,000 shares of our common stock to Virgin. These shares were valued at $1.2 million and were recognized ratably over the one-year term of the agreement. As a result, $591,000 was recognized as strategic marketing-equity instruments expense in 2001.

Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 2003 was $3.5 million. We recognized $0, $(21,000) and $(57,000) of stock compensation expense (income) for 2003, 2002, and 2001, respectively. The income amounts in 2003, 2002 and 2001 relate to the adjustment of cumulative expense attributable to employees terminated in those periods from accelerated amortization to straight-line amortization during the terminated employees’ service periods. We have fully amortized stock compensation expense related to these personnel in 2002, and accordingly no future expense related to these stock options will be incurred.

Restructuring- Restructuring charge relates to costs associated with our corporate restructuring program. The $4.4 million charge in 2003 consists of involuntary employee separating costs of $796,000 and costs of $3,569,000 pertaining to lease termination payments for certain facilities that were vacated due to reductions in our work force. The $1.2 million charge in 2002 consists of involuntary separation cost of $852,000 lease termination costs of $155,000 and asset improvement costs of 156,000 for property and equipment no longer in use. In 2001, restructuring charges were $4.5 million consisting of employee separation costs of $1.1 million, lease termination costs of $1.2 million and asset improvement costs of $2.2 million.

Interest Income. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income decreased to $242,200 in 2003 from $1.3 million in 2002, and decreased in 2002 from $4.3 million in 2001. The decreases in 2003 and 2002 were due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense decreased to $0 in 2003 from $(50,000) in 2002, and decreased in 2001 to $144,000. The declines in 2003 and 2002 are due to several capital leases expiring during each period.

Other income (expense), Other income decreased to $71,000 in 2003 from $489,000 in 2002. The decrease reflects an overall decrease in investing activity. Other income of $489,000 in 2002 consists primarily of the extinguishment of a note payable to a related party, which was canceled by the related party in December 2002. Other income (expense), net in 2001 was not material.

Gain on Sale of Intellectual Property and Digital Music Fulfillment Business. Gain on sale of intellectual property relates to the sale of our Digital Music fulfillment business to Microsoft Corporation and Geneva in September 2002 and January 2003, respectively.

Merger Termination Fee. Merger termination fee consists of a payment to Alliance of $2.1 million in connection with the termination of the merger agreement between us and Alliance.

Loss in Equity Investment. Loss in equity investment consists of our share of losses from our investment in a related party accounted for using the equity method of accounting. Loss in equity investment was $0, $0 and $1.3 million for 2003, 2002 and 2001, respectively. The net balance of our investments in Cyber Music Entertainment has been reduced to zero at December 31, 2002 and 2001.

Contractual Obligations

We did not have any contractual commitments and obligations as of December 31, 2003, including any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations, within the meaning of the current rules of the Securities and Exchange Commission.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances, specifically the allowance for doubtful accounts and sales returns reserve;

•	accounting for contingencies; and

•	accounting for income taxes.

Revenue recognition. To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we gave our strategic related partners (“Partners”) the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, is based upon separate sales of these services. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the “residual method” as prescribed by SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” When VSOE of fair value does not exist for the undelivered elements, we recognized the total fee from a business development contract ratably over the term of the contract. The total fee from business development arrangements was recognized when payments became due if extended payment terms existed. Extended payment terms are defined as payment terms outside our customary business practice, generally greater than 90 days. Revenue is not recognized if the Partners stop making their contractual payments. We also licensed our software products to original equipment manufacturers, record companies, artists and websites. Software license revenues were recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Similarly with business development contracts, the total fee from the arrangement is allocated among the various elements based on VSOE of fair value. Maintenance revenue related to our licensed software products and hosting revenue from record companies and artists were recognized over the service period, typically one year. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenues include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consisted of software licenses and services revenue from equipment and kiosk-related services.

Allowance for doubtful accounts and sales returns reserve. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Similarly, our management must make estimates of the potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts and sales returns reserve in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if management made different judgments or used different estimates. Our accounts receivable from third parties balance was $28,000, net as of December 31, 2003.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $51 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2003, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. At December 31, 2003, we have approximately $9.0 million of cash and cash equivalents. Subsequently, on February 13, 2004, we executed a Settlement Agreement and Mutual Release with BeMusic to settle the Sightsound litigation. Under the terms of this Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and $314,000 in legal fees.

Net cash used in operating activities was $10.3 million, $18.1 million and $30.7 million in 2003, 2002 and 2001, respectively. Net cash used in operating activities in 2003 was the result of net losses from operations of $8.3 million, the gain on the sale of our digital music fulfillment business and related assets of $2.8 million, a decrease in accounts payable of $1.2 million, depreciation and amortization of $226,000 and the recovery of restricted cash of $826,000 relating to the lease termination of our Redwood City facility. Net cash used for operating activities in 2002 was primarily the result of net losses from operations of $19.2 million, net of non-cash items including depreciation and amortization of $2.3 million, amortization of unearned compensation of $(21,000), note payable write-off of $343,000 and loss on disposal and impairment of property and equipment of $804,000, and a net decrease in working capital items of $1.7 million. The net decrease in working capital items include a decrease in accounts receivable of $70,000, increase in other assets of $106,000, increase in accounts payable of $111,000, decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $83,000. Net cash used for operating activities in 2001 was primarily the result of net losses from operations of $37.2 million, net of non-cash items including depreciation and amortization of $3.9 million, amortization of unearned compensation of $(62,000), strategic marketing–equity instruments charges of $607,000, an increase in the allowance for doubtful accounts and sales returns reserve of $1.5 million, equity investment losses of $1.3 million and loss on disposal of property and equipment of $2.2 million, and a net decrease in working capital items of $3.2 million. The net decrease in working capital items include a decrease in accounts receivable of $390,000, increase in restricted cash of $826,000, decrease in other assets of $473,000, decrease in accounts payable of $2.2 million, increase in accrued liabilities of $299,000 and a decrease in deferred revenue of $1.3 million.

Net cash provided by (used in) investing activities was $3.2 million, $(87,000) and $26.4 million in 2003, 2002 and 2001, respectively. The net cash provided in 2003 was from the sale of our digital music fulfillment business and related assets. The net cash used by investing activities in 2002 was due to the acquisition of property and equipment. The net cash provided by investing activities in 2001 was primarily due to the net sales of short-term investments of $27.4 million, partially offset by the acquisition of property and equipment of $861,000 and an investment in Liquid Audio Japan of $165,000.

Net cash provided by (used in) financing activities was $(57.7) million, $626,000 and $(427,000) in 2003, 2002 and 2001, respectively. The net cash used in financing activities in 2003 of $57.7 million was from the cash distribution to our shareholders of $2.50 per share on January 29, 2003. The net cash provided in financing activities in 2002 was primarily due to proceeds from sales of our common stock under our stock option and employee stock purchase plans of $823,000, partially offset by payments of $169,000 made under our equipment loan and $28,000 under capital leases. The net cash used in financing activities in 2001 was primarily due to payments of $563,000 made under our equipment loan and $120,000 under capital leases, partially offset by proceeds from sales of our common stock under the employee stock purchase plan.

We currently are in the process of negotiating settlements with respect to ongoing litigation matters. On February 13, 2004, we entered into a Settlement Agreement and Mutual Release with BeMusic. Under the terms of the Agreement, we paid approximately $1.45 million to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the Sightsound litigation (see Item 3- “Legal Proceedings”). These payments were in addition to $335,827 previously paid by us to BeMusic for their share and attorneys fees incurred in connection with this matter.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. However, uncertainties exist as to the precise value of claims and liabilities, which may exceed our current existing cash and cash equivalents. Additionally, if we decide to pursue a business strategy unrelated to digital music distribution, we may need additional cash resources. See Part I. “Business - Company Risk Factors”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, we had an investment portfolio of cash and money market funds of approximately $9 million. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline of the fair value of the fixed income portfolio would not be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 2003, we changed our certifying accountants as follows:

(i)	PriceWaterhouse Coopers LLP (“PwC”) audited our financial statements since 1996. However, as previously reported on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003, PwC resigned as our independent auditors on April 17, 2003.

(ii)	PwC’s reports on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2002 and through April 17, 2003, there were no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement with its report. During the two most recent fiscal years and through April 17, 2003, there have been no reportable events ( as defined in Regulations S-K 304(a)(1)(v)).

(iii)	On April 23, 2003, PwC provided a letter addressed to the Securities and Exchange Commission stating whether PwC agrees with the above statements and, if not, stating the respects in which PwC does not agree. A copy of this letter was filed as an exhibit to the Form 8-K filed on April 24, 2003.

(iv)	Effective May 1, 2003, we engaged Rothstein Kass & Company, PC as our new independent auditors. The decision to engage Rothstein, Kass & Company, PC was approved by the Audit Committee of our Board and our stockholders.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our co-chief executive officers and our chief financial officer, as of the end of the period covered by this report, our co-chief executive offices and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents our directors and executive officers, their ages and the positions held by them as of March 29, 2004:

Name	Age	Position
James A. Mitarotonda	49	Co-Chairman, Co-Chief Executive Officer and Director
Seymour Holtzman	68	Co-Chairman, Co-Chief Executive Officer and Director
Melvyn Brunt	60	Chief Financial Officer and Secretary
William J. Fox	47	Director
Michael A. McManus. Jr.	59	Director
Jesse Choper	67	Director

Mr. Holtzman has served as one of our directors since September 2002, and has served as our Co-Chief Executive Officer and Co-Chairman since April 2003. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and the Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently the Chairman of the Board of two publicly traded companies: Casual Male Retail Group, Inc. (formerly known as Designs, Inc.) and MM Companies, Inc. Mr. Holtzman is a well-known shareholder activist who specializes in the banking industry and the retail industry.

Mr. Mitarotonda has served as one of our directors since September 2002, and has served as our Co-Chief Executive Officer and Co-Chairman since April 2003. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund which seeks to be actively involved with its portfolio companies in order to enhance shareholder value. Mr. Mitarotonda is also President, Chief Executive Officer and a director of MM Companies, Inc. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarotonda was employed as Senior Vice President/Investments by D.H. Blair & Co., an investment bank, brokerage and securities trading firm focused on micro-capitalization companies. From July 1981 to November 1984, Mr. Mitarotonda was employed by Citibank, N.A. with management responsibility for two of Citibank’s business banking branches and became Regional Director of Citibank’s Home Equity Financing and Credit Services. Mr. Mitarotonda is a former member of the Alumni Advisory Council of New York University’s Stern School of Business and was a member of the Executive Committee and former Chairman of Membership of the Gotham Chapter of the Young President’s Organization. Mr. Mitarotonda is a member of the board of directors of Friends of Green Chimneys, a charitable organization. He graduated from Queens College with a BA degree in economics and with an MBA from New York University’s Graduate School of Business Administration (now known as the Stern School of Business).

Mr. Brunt has served as our Chief Financial Officer and Secretary since April 2003. Mr. Brunt has served as Secretary and Chief Financial Officer of MM Companies, Inc. since January 2002. From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company with offices throughout the United States. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc., located in Puerto Rico, and a Director of TCX International Inc., located in Miami. Both of those companies provide logistics support services to a wide variety of importing and exporting companies. Mr. Brunt is also Secretary and Chief Financial Officer of MM Companies, Inc and Dynabazaar, Inc.

Mr. Fox has served as one of our directors since April 2003. Mr. Fox, since February 1999, has been Chairman, President and Chief Executive Officer of AKI Inc. and President and CEO of AKI Holdings, Inc. (collectively, “AKI”), an international multi-sensory marketing, advertising and sampling systems business. From 1992 until January 1999, Mr. Fox was Senior Executive Vice President of Revlon, Inc., President of Strategic and Corporate Development, Revlon Worldwide, Chief Executive Officer of Revlon Technologies, and, until December 1997, was Chief Financial Officer of Revlon, Inc. Mr. Fox was concurrently Senior Vice President of MacAndrews & Forbes Holdings Inc. At various times, beginning in April 1983, Mr. Fox was also an executive officer of MacAndrews, Revlon and several affiliates, including Technicolor Inc., The Coleman Company, New World Entertainment and Revlon Group Incorporated. Mr. Fox currently serves, since October 2000, as a director and Co-Chairman of Loehmann’s Holdings Inc. Mr. Fox is also a director of MM Companies, Inc. Mr. Fox also serves on the Advisory Board of Barington Companies Investors, LLC.

Mr. McManus has served as one of our directors since April 2003. Mr. McManus has also been President and CEO of Misonix, Inc., a medical device company since November 1998. He was President and Chief Executive Officer of New York Bancorp Inc. (“NYBI”) from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI’s subsidiary, from 1991 to 1998. He is also a director of the United States Olympic Committee, American Home Mortgage Holdings, Inc. and Novavax, Inc. He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration. Mr. McManus also serves on the Advisory Board of Barington Companies Investors, LLC.

Professor Choper has served as one of our directors since April 2003. Professor Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965. Professor Choper was the Dean of the Law School from 1982 through 1992, and has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma in Barcelona, Spain. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Justice Earl Warren. Professor Choper is a widely recognized author, lecturer, consultant and commentator on issues of Constitutional Law and Corporation Law. Professor Choper is also a member of the Board of Directors of Casual Male Retail Group, Inc. and MM Companies, Inc.

Audit Committee

We have a separately-designated standing Audit Committee of our Board of Directors which consists of independent, non-employee directors. The current members of the Audit Committee are Prof. Choper, Mr. Fox and Mr. McManus. The Board of Directors has reviewed the qualifications and experience of each of the Audit Committee members, including their experience in supervising the preparation of, and/or their experience in evaluating, audited financial statements, and has determined that William Fox qualifies as an “audit committee financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. However we are currently in the process of evaluating and preparing a proposed Code of Ethics which is expected to be presented to the Board of Directors for consideration and approval during the fiscal quarter ended June 30, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of the our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (SEC) and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us pursuant to Rule 16(a)-(e) with respect to the last fiscal year and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were applicable to the our officers, directors and 10% shareholders were complied with, we believe that all reports required to be filed under Section 16(a) have been filed on a timely basis by the foregoing persons for our 2003 fiscal year.

Board Composition

We currently have five directors. Our restated certificate of incorporation divides our Board of Directors (“Board”) into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. The Class I directors are William J. Fox and Michael A. McManus, Jr., the Class II director is Jesse Choper and the Class III directors are Seymour Holtzman and James A. Mitarotonda. At each annual meeting of stockholders after the initial classification, the successors to directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

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

The following table sets forth the total compensation received for services rendered to us for the years ended December 31, 2003, 2002 and 2001 by our Chief Executive Officer and our four other most highly compensated executive officers who received salary and bonus in 2003 in excess of $100,000 (Named Executive Officers).

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		# Securities Underlying Options/SARs
Seymour Holtzman, Co-Chairman and Co-Chief Executive Officer	2003	$10,000	—	—		—

	2002	—	—	—		—
	2001	—

James A. Mitarotonda, Co-Chairman and Co-Chief Executive Officer	2003	$46,487	—	—		—
	2002	—	—	—		—
	2001	—	—	—		—

Raymond A. Doig, Chief Executive Officer	2003	$72,924
	2002	$84,001	$—	$60,250	(1)	—
	2001	—	—	—		30,000

Stephen V. Imbler, President and Chief Financial Officer	2003	$33,415	—	—		—
	2002	$84,001	$—	$37,000	(2)	10,000
	2001	—	—	—		30,000

(1)	Amount represents consulting fees of $21,250 and Board compensation fees of $39,000.

(2)	Amount represents Board compensation fees.

Option Grants in Last Fiscal Year

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2003. All such options were awarded under our 1996 Equity Incentive Plan.

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted in Fiscal 2003(2)	Exercise Price(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term (4)
					5%	10%
Seymour Holtzman	420,000	25%	$0.30	7/18/13	$205,236	$326,806
Seymour Holtzman	30,000	1.8%	$0.11	5/14/12	$5,368	$8,555
James Mitarotonda	420,000	25%	$0.30	7/18/13	$205,236	$326,806
James Mitarotonda	30,000	1.8%	$0.11	5/14/12	$5,368	$8,555
Melvyn Brunt	100,000	5.9%	$0.30	7/18/13	$48,863	$77,809

(1)	Options were granted under our 1996 Equity Incentive Plan and generally vest over four years from the date of grant.

(2)	Based on an aggregate of 1,689,801 options granted by us in the year ended December 31, 2003 to our employees, directors and consultants, including the Named Executive Officers.

(3)	Options were granted at an exercise price equal to the fair market value per share of common stock on the grant date, as determined by our board of directors according to the provisions of the 1996 Equity Incentive Plan.

(4)	The potential realizable value is calculated based on the term of the option at its time of grant, or 10 years. In accordance with the rules of the Securities and Exchange Commission, the following table also sets forth the potential realizable value over the term of the options, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides summary information concerning stock options held as of December 31, 2003 by each of the Named Executive Officers.

	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Seymour Holtzman	—	$0.00	450,000	—	$5,400	—
James Mitarotonda	—	$0.00	450,000	—	$5,400	—
Melvyn Brunt	—	$0.00	100,000	—	—	—

(1)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $0.29 on December 31, 2003 less the exercise price.

Director Compensation

In February 2003, our Board approved a plan that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the Board attended during their term of service. Attendance at Committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson. In 2003, we paid Jesse Choper $5,000, William Fox $7,000, Michael McManus $4,000 and Robert Flynn $8,000 for their services. During the period of 2003 that they were considered non-employee directors, James Mitarotonda received $11,487 and Seymour Holtzman received $10,000 as compensation for their service as directors.

Non-employee directors are granted a fully vested option to purchase 30,000 shares of common stock upon initial election and a fully vested option to purchase 10,000 shares of common stock on each anniversary of becoming a director during their term of service

Employment Contract, Termination of Employment and Change-in-Control Arrangements

We had one-year employment contracts with Raymond A. Doig and James D. Somes, which terminated on November 18, 2003, and a six-month contract with Stephen V. Imbler which terminated on May 18, 2003. Under these contracts, each of Raymond A. Doig, Stephen V. Imbler and James D. Somes were advanced six months of salary, or $72,000, in a lump sum payment in November 2002. Each of Mr. Doig and Mr. Somes received monthly payments of $12,000 beginning on December 1, 2002 and ending on May 31, 2003. Mr. Imbler received a monthly payment of $12,000 in December 2002 and received monthly payments of $6,000 beginning on January 1, 2003 and ending on May 31, 2003. Mr. Doig devoted his full and exclusive time to our business pursuant to the employment contract. The contract with Mr. Somes was terminated on January 24, 2003.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Jesse Choper, William J. Fox and Michael A. McManus, Jr. The compensation committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, compensation committee or executive officers and the Board, compensation committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

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

Due to the Company’s performance and to contain expenses in 2003, the compensation committee established a salary freeze on all of the Company’s employees, including the Executive Officers.

In 2003, the compensation committee did not establish bonus targets for the Executive Officers. In the prior year, bonus targets were equal to either 30% or 50% of base salary. Actual bonus amounts were based on both corporate and individual performance measurements. The corporate performance measurements were based on revenue and operating loss targets. No bonus payouts were made in 2003.

In addition to salary and bonus, the compensation committee, from time to time, grants options to Executive Officers. The compensation committee views option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company’s stock price, the compensation committee believes that options motivate Executive Officers to manage the Company in a manner that will also benefit stockholders. As such, options are granted at the current market price. One of the principal factors considered in granting options to an Executive Officer is the Executive Officer’s ability to influence the Company’s long-term growth and profitability. In 2003, we granted options to purchase 450,000 shares of common stock to each of Seymour Holtzman and James Mitarotonda.

In approving the Chief Executive Officers’ salary, the compensation committee generally follows the policies set forth above. As the Company does not currently have an operating business, the Co-Chief Executive Officer’s were not compensated for their services in 2003, except for payments paid to them in their capacity as members of the Board of Directors and options grants referenced above.

COMPENSATION COMMITTEE OF LQ CORPORATION, INC.

/s/ Jesse Choper

Jesse Choper

/s/ William J. Fox

William J. Fox

/s/ Michael A. McManus, Jr.

Michael A. McManus, Jr.

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

The following table presents information with respect to beneficial ownership of our common stock as of March 19, 2004 by:

•	each person known by us who beneficially owns more than 5% of the common stock;

•	each of our named executive officers;

•	each of our directors and nominees for director; and

•	all executive officers and directors as a group.

Except as otherwise noted, the address of each person/entity listed in the table is c/o LQ Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of March 19, 2004 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 23,176,858 shares of common stock outstanding as of March 19, 2004, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned
	Number	Percent
Name of Beneficial Owner
Lloyd I. Miller III (1)	2,917,459	12.59
4550 Gordon Drive,
Naples, Florida 34102
Phillip Goldstein (2)	2,698,509	11.64
60 Heritage Drive
Plesantville, NY 10570
PNC Financial Services Group, Inc. and related entities (3)	2,426,398	10.47
One PNC Plaza
249 Fifth Ave.
Pittsburgh, PA 15265
Coghill Capital Management (4)	1,516,988	6.55
225 W. Washington Street, Suite 2200
Chicago, IL 60606
SC Fundamental Value Fund, L.P. and related entities (5)	1,397,575	6.03
420 Lexington Avenue, Suite 2601
New York, NY 10170
MMC and related entities (6)	1,377,400	5.94
c/o Barington Capital Group, L.P.
888 Seventh Avenue, 17th Floor
New York, NY 10019
James A. Mitarotonda (7)	1,595,600	6.75
Seymour Holtzman (8)	925,500	3.92
Melvyn Brunt (9)	100,000	*
Jesse Choper (10)	120,000	*
William Fox (11)	120,000	*
Michael McManus (12)	120,000	*
All executive officers and directors as a group (6 persons)	2,981,100	12.15

(1)	On February 18, 2004, Lloyd I. Miller III filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 2,917,459 shares of our common stock. According to this Schedule 13G/A, Mr. Miller holds sole dispositive and voting power with respect to 491,061 shares of the reported securities as (i) the manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual and shared dispositive and voting power with respect to 2,426,398 shares of the reported securities as an advisor to the trustee of certain family trusts.

(2)	On March 16, 2004, Phillip Goldstein filed an amendment to Schedule 13D pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 2,698,509 shares of our common stock.

(3)	On February 10, 2004, PNC Financial Services Group, Inc. filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 2,426,398 shares of our common stock as the total owned by three entities, PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association. The total shares of Common Stock reported are held in Trust Accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I. Miller, Jr. was Grantor and for which PNC Bank, National Association serves as Trustee.

(4)	On May 30, 2002, Coghill Capital Management, a limited partnership, filed a Schedule 13D, and amended on June 20, 2002, pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,516,988 shares of our common stock as the total owned.

(5)	On December 6, 2002, SC Fundamental Value Fund and related entities filed a Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,397,575 shares of our common stock as the total owned.

(6)	On Janaury 14, 2004, the MMC group jointly filed a Schedule 13D pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,377,400 shares of our common stock as the total owned by the six entities. According to that Schedule 13D, MMC owns 655,700 shares of common stock, Barington Companies Equity Partners L.P. owns 481,700 shares of Common Stock and Domrose Sons Partnership owns 8,000 shares of common stock. Barington Companies Investors, LLC is the general partner of Barington Companies Equity Partners, L.P. James Mitarotonda is the managing member of the Barington Companies Investors, LLC. Each of James Mitarotonda, Mario Mitarotonda and Mike Mitarotonda is a partner in Domrose Sons Partnership.

(7)	Includes 655,900 shares of common stock owned by MMC, 481,700 shares of common stock owned by Barington Companies Equity Partners L.P., 8,000 shares of common stock owned by Domrose Sons Partnership and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004. James A. Mitarotonda is President, Chief Executive Officer and a director of MMC, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partner L.P., and a partner of Domrose Sons Partnership. Consequently, Mr. Mitarotonda may be deemed to beneficially own all of the shares held by MMC, Barington Companies Equity Partners L.P. and Domrose Sons Partnership. Mr. Mitarotonda disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(8)	Includes 475,500 shares of common stock owned by Jewelcor Management, Inc. and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004. Seymour Holtzman is Chairman of the Board of Directors and Chief Executive Officer of Jewelcor Management, Inc. Consequently, Mr. Holtzman may be deemed to beneficially own all of the shares held by Jewelcor Management, Inc. Mr. Holtzman disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(9)	Includes 100,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004.

(10)	Includes 120,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004.

(11)	Includes 120,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004.

(12)	Includes 120,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19, 2004.

*	Does not exceed 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception in January 1996, we have never been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under “Security Ownership of Certain Beneficial Owners and Management,” the reimbursement of MM Companies Inc. for legal expenses in connection with a stockholder derivative action (see Part I. Item 3. LEGAL PROCEEDINGS), payments of approximately $89,000 to Jewelcor Management, Inc for certain management expenses incurred in 2003 and the transactions described below.

Gerald W. Kearby and Robert G. Flynn were involved in our founding and organization and may be considered as our promoters. Mr. Kearby and Mr. Flynn are former executives. Following our inception in January 1996, we issued 937,500 shares of common stock to Mr. Kearby and 750,000 shares of common stock to Mr. Flynn. Mr. Kearby and Mr. Flynn each contributed a nominal amount of capital for our initial capitalization.

In the past, we have granted options to our executive officers and directors. We granted 120,000 options to each of Jesse Choper, William Fox and Michael McManus, and 100,000 options to Melvyn Brunt on July 18, 2003 at the fair market value of our common stock on that date. We intend to grant options to our officers and directors in the future. See “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT— Director Compensation” and “EXECUTIVE COMPENSATION—Option Grants in Last Fiscal Year.”

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, PC was selected to serve as our independent accountant to perform the audit of our financial statements for the fiscal year ended December 31, 2003. The public accounting firm of PriceWaterhouse Coopers LLP was selected to serve as our independent accountant for the fiscal year ended December 31, 2002. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2002 and 2003.

Fee Category	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$42,500	$77,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	$12,780	—
All Other Fees (4)	—	—

Total All Fees	$55,280	$77,500

(1)	Audit Fees. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees,” These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. These consist of fees billed for professional services for tax compliance, tax advice and tax planning.

(4)	All Other Fees. These consist of other fees not reported in the above categories.

The Audit Committee’s has no pre-determined policies for pre-approval of non-audit fees the principal auditor, rather it evaluates each potential engagement individually to determine whether such engagement might impact the independence of the potential auditor. The process for such evaluation is to discuss the potential engagement with the principal auditors and management at an Audit Committee meeting and determine whether such engagement might impact the independence of the potential auditor. The Audit Committee considers all of the relevant facts and circumstances in making its determination, including the nature of the services to be provided, the estimated fees for the engagement and the principal auditor’s personnel that will be performing the services. All such services described above were pre-approved by the Audit Committee.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits. All requests should be sent to:

The Secretary,

LQ Corporation

888 Seventh Avenue, 17th Floor

New York, NY 10019.

In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by us at www.sec.gov. Information contained on our website is not a part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(a)(1) INDEX TO FINANCIAL STATEMENTS

Please see the accompanying Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) The following financial statement schedule of LQ Corporation, Inc. for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of LQ Corporation, Inc. - Schedule II – Valuation and Qualifying Accounts.

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) EXHIBITS

Please see subsection (c) below.

(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c) EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (3)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (4)

10.71	Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003 (6)

10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

10.74	Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004

11.1	Statement regarding computation of per share earnings (7)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Rothstein Kass & Company, PC

24.1	Power of Attorney (contained in the signature page to this report)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions

(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999

(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000

(3)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002.

(4)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003

(5)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003

(6)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003

(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto

(8)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions charged (credited) to costs and expenses	Deductions	Balance at end of year
December 31, 2001
Allowance for Doubtful Accounts	$588	(52)	(211)	$325
December 31, 2002
Allowance for Doubtful Accounts	$325	0	(179)	$146
December 31, 2003
Allowance for Doubtful Accounts	$146	0	(146)	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 29, 2004.

By:	/s/ SEYMOUR HOLTZMAN

Seymour Holtzman Co-Chief Executive Officer

By:	/s/ JAMES A. MITAROTONDA

James A. Mitarotonda Co-Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Mitarotonda and Melvyn Brunt, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ SEYMOUR HOLTZMAN	Co-Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

Seymour Holtzman

/s/ JAMES A. MITAROTONDA	Co-Chairman, Co-Chief Executive Officer and Director	March 29, 2004

James A. Mitarotonda

/s/ MELVYN BRUNT	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

Melvyn Brunt

/s/ WILLIAM J. FOX	Director	March 29, 2004

William J. Fox

/s/ MICHAEL A. MCMANUS, JR.	Director	March 29, 2004

Michael A. McManus, Jr.

/s/ JESSE CHOPER	Director	March 29, 2004

Jesse Choper

LQ CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LQ CORPORATION, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

LQ Corporation, Inc.

We have audited the accompanying consolidated balance sheet of LQ Corporation, Inc. and subsidiary (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LQ Corporation, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under Item 15. In our opinion, these consolidated financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

Roseland, New Jersey

March 5, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Liquid Audio, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Liquid Audio, Inc. (currently known as LQ Corporation) and its subsidiary at December 31, 2002 and the results of their operations and their cash flows for years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Liquid Audio’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, in January 2003, Liquid Audio sold the majority of its operating assets, distributed $57.8 million to its stockholders and approved a plan to pursue strategic alternatives for its remaining assets including liquidation. A plan of liquidation would be subject to stockholder approval.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 21, 2003,

except for Note 16,

to the consolidated financial statements for the

year ended December 31, 2002, as to

which the date is March 18, 2003.

LQ CORPORATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,077	$73,985
Accounts receivable, net	28	60
Other current assets	164	1,361

Total current assets	9,269	75,406
Restricted cash	—	826
Property and equipment, net	—	558
Other assets	—	7

Total assets	$9,269	$76,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	—	$1,218
Accrued expenses and other current liabilities	$1,935	2,151
Distribution payable to stockholders	—	57,771
Deferred revenue	—	39

Total current liabilities	1,935	61,179

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,176,858 and 23,144,828 shares issued and outstanding	23	23
Additional paid-in capital	146,053	146,039
Accumulated deficit	(138,663)	(130,369)
Accumulated other comprehensive income (loss)	(79)	(75)

Total stockholders’ equity	7,334	15,618

Total liabilities and stockholders’ equity	$9,269	$76,797

The accompanying notes are an integral part of these consolidated financial statements.

LQ CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
License	$4	$108	$682
Services	39	374	1,173
Business development (related party)	—	—	2,873

Total net revenues	43	482	4,728

Cost of net revenues:
License	5	388	491
Services	2	654	1,503
Non-cash cost of revenues	—	82	349

Total cost of net revenues	7	1,124	2,343

Gross profit (loss)	36	(642)	2,385

Operating expenses:
Sales and marketing	277	3,765	11,404
Non-cash sales and marketing	—	(28)	(43)
Research and development	165	9,111	16,957
Non-cash research and development	—	6	—
General and administrative	6,628	10,712	9,077
Non-cash general and administrative	—	1	(14)
Impairment loss	—	689	—
Strategic marketing—equity instruments	—	—	607
Restructuring	4,441	1,163	4,497

Total operating expenses	11,511	25,419	42,485

Loss from operations	(11,475)	(26,061)	(40,100)
Interest income	242	1,347	4,321
Interest expense	—	50	(111)
Other income (expense), net	71	489	(40)
Gain on sale of intellectual property	—	7,000	—
Gain on sale of digital music fulfillment business	2,868	—	—
Merger termination fee	—	(2,100)	—
Loss in equity investment	—	—	(1,254)

Net loss	$(8,294)	$(19,275)	$(37,184)

Net loss per share:
Basic and diluted	$(0.36)	$(0.85)	$(1.64)

Weighted average shares	23,166	22,775	22,614

The accompanying notes are an integral part of these consolidated financial statements.

LQ CORPORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2000	22,541,959	23	202,877	(333)	(73,910)	17	128,674
Issuance of common stock warrants in connection with strategic marketing agreements	—	—	188	—	—	—	188
Issuance of common stock in connection with employee stock purchase plan	115,986	—	239	—	—	—	239
Issuance of common stock in connection with exercise of stock options	51,360	—	17	—	—	—	17
Unearned compensation, net of effect of cancellations	—	—	(352)	352	—	—	—
Amortization of unearned compensation	—	—	—	(62)	—	—	(62)
Cumulative translation adjustment	—	—	—	—	—	(47)	(47)	$(47)
Net loss	—	—	—	—	(37,184)	—	(37,184)	(37,184)

Comprehensive loss								$(37,231)

Balance at December 31, 2001	22,709,305	23	202,969	(43)	(111,094)	(30)	91,825
Issuance of common stock for intellectual property	4,071	—	—	—	—	—	—
Issuance of common stock warrants in connection with strategic marketing agreement	—	—	82	—	—	—	82
Issuance of common stock in connection with employee stock purchase plan	34,940	—	70	—	—	—	70
Issuance of common stock in connection with exercise of stock options	396,512	—	753	—	—	—	753
Declared cash distribution payable to stockholders	—	—	(57,771)	—	—	—	(57,771)
Unearned compensation, net of effect of cancellations	—	—	(64)	64	—	—	—
Amortization of unearned compensation	—	—	—	(21)	—	—	(21)
Cumulative translation adjustment	—	—	—	—	—	(45)	(45)	$(45)
Net loss	—	—	—	—	(19,275)	—	(19,275)	(19,275)

Comprehensive loss								$(19,320)

Balance at December 31, 2002	23,144,828	$23	$146,039	$—	$(130,369)	$(75)	$15,618
Issuance of common stock in connection with exercise of stock options	32,030		14				14
Cumulative translation adjustment						(4)	(4)	$(4)
Net loss					(8,294)		(8,294)	(8,294)

Comprehensive loss								$(8,298)

Balance at December 31, 2003	23,176,858	$23	$146,053	$—	$(138,663)	$(79)	$7,334

The accompanying notes are an integral part of these consolidated financial statements

LQ CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(8,294)	$(19,275)	$(37,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226	2,328	3,859
Amortization of unearned compensation	—	(21)	(62)
Allowance for doubtful accounts and sales returns reserve	—	—	1,458
Equity in net loss of investments	—	—	1,254
Gain on extinguishment of debt	—	(343)	—
Gain on sale of digital music fulfillment business and related assets	(2,868)
Strategic marketing-equity instruments	—	—	607
Non-cash cost of revenue	—	82	353
Loss on disposal of and impairment of property and equipment	—	804	2,184
Changes in assets and liabilities:	—	—	—
Accounts receivable from third parties	32	70	647
Accounts receivable from related parties		—	(257)
Restricted cash	826	—	(826)
Other assets	1,204	(106)	473
Accounts payable	(1,218)	111	(2,207)
Accrued liabilities	(216)	(1,670)	299
Deferred revenue from third parties	(39)	(83)	(318)
Deferred revenue from related parties		—	(987)

Net cash used in operating activities	(10,347)	(18,103)	(30,707)
Cash flows from investing activities:
Acquisition of property and equipment	—	(87)	(861)
Proceeds from sale of property and equipment	—	—	33
Proceeds from sale of digital music fulfillment business and related assets	3,200
Sales (purchases) of short-term investments, net	—	—	27,384
Equity investment	—	—	(165)

Net cash provided by (used in) investing activities	3,200	(87)	26,391
Cash flows from financing activities:
Cash distribution to stockholders	(57,771)	—	—
Proceeds from issuance of common stock	14	823	256
Payments made under capital leases	—	(28)	(120)
Payments made under equipment loan	—	(169)	(563)

Net cash provided by (used in) financing activities	(57,757)	626	(427)
Effect of exchange rates on cash and cash equivalents	(4)	(45)	(61)

Net decrease in cash and cash equivalents	(64,908)	(17,609)	(4,804)
Cash and cash equivalents at beginning of period	73,985	91,594	96,398

Cash and cash equivalents at end of period	$9,077	$73,985	$91,594

Supplemental cash flow disclosures:
Cash paid for interest	$24	$31	$67
Supplemental non-cash investing and financing activities:
Declaration of cash distribution to stockholders	—	$57,771	$—
Issuance of warrants in connection with strategic marketing agreements	—	822	188
Issuance of common stock in connection with strategic marketing agreement	—	—	771

The accompanying notes are an integral part of these consolidated financial statements.

LQ CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

LQ Corporation, Inc. (formally known as Liquid Audio, Inc.) (the “Company”) was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 2000, the Company established a wholly-owned subsidiary in the United Kingdom, Liquid Audio Europe PLC, which was reregistered in August 2001 as Liquid Audio Europe Limited, to develop sales in Europe.

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

Going concern consideration

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2003, the Company incurred a net loss of approximately $8.30 million and negative cash flows from operations of approximately $10.4 million. In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, California. In connection with the termination of this lease, a previously restricted cash balance of $826,000 that served as collateral for the security deposit on this lease became unrestricted when the security deposit was no longer necessary. In December 2003 the Company accrued approximately $1,766,000 relating to the settlement of a lawsuit (see Note 9 – Commitments and Contingencies). As of December 31, 2003, the Company had an accumulated deficit of approximately $138.7 million. The Company has not yet settled on an operating plan, and can give no assurance that the Company’s existing cash and cash equivalents are sufficient to fund the Company’s current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or the possibility of adopting a plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current period presentation.

Principles of consolidation

The financial statements include the accounts of the Company and its wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents and short-term investments

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The following schedule summarizes the estimated fair value of the Company’s cash and cash equivalents (in thousands):

	December 31,
	2003	2002
Cash and cash equivalents:
Cash	$1,010	$1,113
Money market funds	8,067	72,872

	$9,077	$73,985

Restricted cash

At December 31, 2002, the Company had a cash balance of $826,000 in the form of certificates of deposit, which were restricted from withdrawal. The amount served as collateral to a letter of credit issued by the Company’s bank to the Company’s lessor as security deposit on a long-term lease. In July 2003, the Company terminated the lease and the certificate of deposit was absorbed in the settlement.

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

The following table sets forth customers comprising 10% or more of the Company’s total net revenues for each of the periods indicated:

	Year Ended December 31,
Customer	2003	2002	2001
A		11%	—
B (related party)		—	39%
C (related party)		—	22%

At December 31, 2002, three customers represented 23%, 18% and 10%, respectively, of gross accounts receivable.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost. The Company’s financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

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

Research and development costs

Costs incurred in the research and development of new products and enhancements of existing products were charged to expense as incurred until technological feasibility had been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product was available for general release to customers was capitalized and amortized over the estimated product life. The period between achieving technological feasibility and general release was short and software development costs qualifying for capitalization was insignificant. Accordingly, the Company has not capitalized any development costs in the periods presented.

Advertising

Advertising costs are expensed as incurred. The following table sets forth advertising costs for the periods indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
Advertising costs	$—	$—	$113

Investments

Securities classified for accounting purposes as “available-for-sale” securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity as other comprehensive income (loss). Dividends on marketable equity securities are recognized as income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expense). The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.

During fiscal year 2003, the Company purchased 30,007 shares of Warnaco Group, Inc. (NASDAQ: WRNC), an available-for-sale security with a fair market value of $470,323 and a cost basis of $457,639. On November 12, 2003, the Company liquidated its entire remaining position in this security, which resulted in a realized gain of $48,777. As of December 31, 2003, the Company did not own any shares of available-for-sale securities, and all of its liquid assets are held as cash and cash equivalents. The Company does not intend to make any purchases of available-for-sale securities, and does not intend to trade in available-for-sale securities in the future.

The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns “investment securities” with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items). Securities issued by companies other than majority-owned subsidiaries are generally considered investment securities for purposes of the Investment Company Act. As a result of the Company’s lack of an operating business, the significant cash balance as a percentage of the Company’s total assets and its recent trading activities, the Company may have inadvertently become, or may become in the future if it fails to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, the Company believes that at all relevant times prior to the date of filing this Annual Report on Form 10-K, the Company has not been subject to regulation as an investment company under the Investment Company Act.

Although the Company continues to consider future operating alternatives, including the possible acquisition of one or more operating businesses, the Company could become subject to regulation under the Investment Company Act in the future. Registration as an investment company would be very expensive and further deplete the Company’s cash balances, which would leave it with fewer resources to pursue further operating alternatives. Registration would also subject the Company to restrictions that may be inconsistent with any future business strategy the Company may decide upon. In order to avoid these regulations, the Company may have to take actions that it would not otherwise choose to take to avoid registration under the Investment Company Act.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note 7).

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the following pro forma amounts in each of the years during the three year period ended December 31, 2003.

	Year Ended December, 31
	2003	2002	2001
Net loss—as reported	$(8,294)	$(19,275)	$(37,184)
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	(853)	1,399	(1,469)

Net loss—pro forma	$(9,147)	$(17,876)	$(38,653)

Basic and diluted net loss per share—as reported	$(.36)	$(0.85)	$(1.64)
Basic and diluted net loss per share—pro forma	(.39)	(0.78)	(1.71)

Foreign currency translation

The functional currency of the Company’s subsidiary is its local currency. Foreign currency assets and liabilities are translated at the current exchange rate at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Realized gains and losses on foreign currency transactions are included in other income (expense), net. Realized gains (losses) were $0 in 2003, 2002 and 2001.

Income taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Net loss per share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of stock warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(8,294)	$(19,275)	$(37,184)

Denominator:
Weighted average shares	23,166	22,775	22,621
Weighted average unvested common shares subject to repurchase	—	—	(7)

Denominator for basic and diluted calculation	23,166	22,775	22,614

Net loss per share:
Basic and diluted	$(0.36)	$(0.85)	$(1.64)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2003	2002	2001
Common stock options	1,368	1,092	2,921
Common stock warrants	264	431	875
Unvested common stock subject to repurchase	—	—	1

Comprehensive income (loss)

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income” SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company’s comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders’ equity.

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

International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$43	$435	$1,692
International	—	47	3,036

	$43	$482	$4,728

It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2003, 2002 and 2001.

Substantially all of the Company’s assets as of December 31, 2003 and 2002 were located in the United States.

NOTE 2—RELATED PARTIES:

In April 1998, the Company had signed an agreement with a strategic partner to establish a Japanese corporation, Liquid Audio Japan (“LAJ”). LAJ was the exclusive reseller and distributor of the Company’s software products in Japan. In June 2001, the Company and LAJ mutually agreed to terminate the licensing and reseller agreements between the two companies. As a result, Liquid Audio Japan renamed its company to Cyber Music Entertainment and no longer distributes the Company’s technology nor utilizes the Company’s digital distribution platform to offer services to the Japanese music market.

Liquid Audio Greater China (“LAGC”) was the exclusive reseller of the Company’s products in Taiwan and Hong Kong and was to work to develop business services that enable the digital delivery of music in those local markets. In September 2001, the Company notified LAGC of its default under the licensing and reseller agreements between the two companies due to LAGC’s failure to make contractual payments as scheduled. LAGC did not cure the defaults during the cure period. Accordingly, the Company exercised its rights under the agreements to terminate the licensing and reseller agreements.

Total business development revenues are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cyber Music Entertainment	$—	$—	$1,837
Liquid Audio Greater China	—	—	1,036

	$—	$—	$2,873

Of the total fees earned from Cyber Music Entertainment, $0, $0 and $1,837,000 relate to software licensing and maintenance fees in 2003, 2002 and 2001, respectively.

The total fee of $1,036,000 earned from LAGC in 2001 consist of software licensing and maintenance fees.

The Company provided professional services to Muze, Inc., in which one of the Company’s former directors is also a director of Muze, Inc. The Company recognized revenue from Muze, Inc. of approximately $0, $0 and $155,000 in 2003, 2002 and 2001, respectively. Amounts outstanding from Muze, Inc. were approximately $52,000 at December 31, 2002. During 2001, the director of Muze, Inc. resigned from her director position with the Company. As a result, in 2002 revenues and outstanding accounts receivable from Muze, Inc. have not been classified as related party.

NOTE 3—BALANCE SHEET COMPONENTS (in thousands):*

	December 31,
	2003	2002
Property and equipment:
Computer equipment and purchased software	$—	$558

	$—	$558

Depreciation expense for 2003, 2002 and 2001 was $226, $1,961 and $3,715 respectively. Amortization expense for purchased software, website and software development costs for 2003, 2002 and 2001 was $0, $367 and $144 respectively. Unamortized purchased software, website and software development costs was $0, $0 and $672 at December 31, 2003, 2002 and 2001, respectively. Property and equipment includes asset impairments of $804 and $2,167 at December 31, 2002 and 2001, respectively.

An impairment loss of $689 was recorded in the three months ended December 31, 2002 to write-down property and equipment to fair value. The Company’s property and equipment were devalued when the Company terminated its merger agreement with Alliance in November 2002. If the merger had been approved, the Company’s property and equipment would have remained in use with the continuation of its digital music fulfillment business under the combined entity. When the Company terminated the merger agreement with Alliance, certain property and equipment were no longer in use and the Company had to devalue the economic life of the property and equipment remaining in use. In January 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva. These assets included certain property and equipment. The Company determined the fair value of the assets remaining in use and those assets sold to Geneva based on quoted market prices obtained from a business auction and valuation firm dealing in similar assets.

	December 31,
	2003	2002
Accrued expenses and other current liabilities:
Compensation and benefits	$—	$308
Consulting and professional services	124	431
Litigation settlement	1,766	1,079
Other	45	333

	$1,935	$2,151

NOTE 4—COMMON STOCK:

In July 2000, the Company signed an agreement with Virgin to promote the distribution of digital music over the Internet using the Company’s technology. Pursuant to this agreement, the Company issued 150,000 shares of the Company’s common stock to Virgin. These shares were valued at $1,181,000 and were recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement. As a result, $0, $0 and $591,000 and was recognized as strategic marketing-equity instruments expense in 2003, 2002 and 2001, respectively.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company issued 50,000 shares of the Company’s common stock to BMG. These shares were valued at $195,000 and which were recognized as non-cash cost of revenues ratably over the one-year term of the agreement. As a result, $0, $0 and $181,000 was recognized as non-cash cost of revenues in 2003, 2002 and 2001, respectively.

On December 6, 2002, the Company announced a return of capital cash distribution to the Company’s common stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. After a delay due to a lawsuit filed against the Company by BeMusic, Inc. (see Note 9—Commitments and Contingencies: Litigation), the Company paid this return of capital cash distribution on January 29, 2003, for a total of $57.8 million.

At the September 29, 2003 meeting of the Company’s stockholders, the stockholders approved amendments to the Company’s certificate of incorporation to effect a 1- for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”).

Although the Company’s Board of Directors has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, the Company has not yet consummated these corporate actions. The Company intends to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, the Company will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. For a more detailed discussion of the effect of the Reverse/Forward Stock Split and the Share Reduction on the capitalization of the Company, see Note 16 to the Company’s Financial Statements – Reverse/Forward Stock Split. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

NOTE 5—PREFERRED STOCK RIGHTS AGREEMENTS:

On April 15, 2003, the Company’s Board of Directors approved the repeal of the Preferred Stock Rights Agreement. The Preferred Stock Rights Agreement gave rights to stockholders, exercisable after a person or group announced acquisition of 10% or more of the Company’s common stock or announced commencement of a tender or exchange offer the consummation of which would have resulted in ownership by the person or group of 10% or more of the Company’s common stock to acquire shares of the Company’s common stock or shares of any company in which the Company was merged.

NOTE 6—WARRANTS:

In March and April 1999, the Company granted fully vested warrants to purchase 12,000 shares of the Company’s common stock at $6.56 per share. These warrants were valued at $95,000 using the Black-Scholes option pricing model and were recognized as strategic marketing-equity instruments expense. At December 31, 2003, warrants to purchase 10,200 shares of common stock are outstanding and expire in April 2004.

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. (“Amazon.com”) to collaborate on event-based advertising using the Company’s digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of the Company’s common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. As a result, $0, $843,000 and $1,179,000 were recognized as strategic marketing-equity instruments expense in 2001, 2000 and 1999, respectively. At December 31, 2003, warrants to purchase approximately 254,000 shares of common stock are outstanding and expire in June 2004.

In August 1999, the Company signed a Digital Audio Co-Marketing and Distribution Agreement with Yahoo! to promote the distribution of digital music on its web site. In connection with this agreement, the Company granted Yahoo! three warrants to purchase a total of 250,000 shares of the Company’s common stock. The first warrant for 83,334 shares vested immediately. The first warrant was valued at $903,000 and was recognized ratably over the one-year term of the agreement as strategic marketing-equity instruments expense. The second warrant for 83,333 shares vested in August 2000. The second warrant was initially valued at $426,000 and was recognized ratably over the one-year period ending at the vesting date as strategic marketing-equity instruments expense. The second warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $426,000 was reduced to $312,000 based on market data during the vesting period. The third warrant for 83,333 shares vested in August 2001. The third warrant was initially valued at $105,000 and was recognized ratably over the one-year period ending at the vesting date. The third warrant was revalued at each balance sheet date through the vesting date. As a result, the original charge of $105,000 was reduced to $54,000 based on market data during the vesting period. In 2001, $16,000 was recognized as strategic marketing-equity instruments expense for the third warrant. The remaining warrants to purchase 166,666 shares of common stock expired in September 2003.

In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of net revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. The Company had the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to the Company a specified minimum number of sound recordings in a specific time period. BMG failed to make available the minimum number of sound recordings in the specific time period, and accordingly in August 2002 the Company terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. The Company recorded a total of $82,000 and $9,000 as non-cash cost of revenue in 2002 and 2001 related to the warrants. At December 31, 2003, no warrants to purchase common stock are outstanding.

NOTE 7—EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company elected to contribute matching and discretionary contributions to the plan. The Company is not required to contribute to the 401(k) plan, but in 2002 and 2001 elected to match contributions up to a maximum of $2,000 per employee, with a two year vesting schedule. As a result, the Company contributed and expensed $0, $95,000 and $159,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested. No options were granted under the 2000 Plan for the year ended December 31, 2003.

The following table summarizes stock option activity under the plans (shares in thousands):

		Options Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	943	2,830	12.06
Additional options authorized	1,127	—	—
Options granted	(1,651)	1,651	2.27
Options exercised	—	(51)	0.32
Options canceled	1,509	(1,509)	11.86

Balance at December 31, 2001	1,928	2,921	6.84

Additional options authorized	1,135	—	—
Options granted	(248)	248	2.45
Options exercised	—	(397)	1.90
Options canceled	1,670	(1,670)	7.08

Balance at December 31, 2002	4,485	1,102	7.31

Options granted	(1,690)	1,690	1.24
Options exercised		(32)	.22
Options canceled	1,392	(1,392)	7.41

Balance at December 31, 2003	4,187	1,368.29

The following table summarizes information concerning outstanding and exercisable options for all stock option plans as of December 31, 2003 (shares in thousands):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$.10 - .11	61	8.7	$.11	61	$.11
$.29	1,300	9.3	.29	1,300.29
$.50	6	0.50		6.50
$8.50	1	5.4	8.50	1	8.50

	1,368		$.29	1,368	$.29

As of December 31, 2002 and 2001, 831,000 and 1,086,000 options were exercisable at weighted average exercise prices of $8.53 and $10.42, respectively.

Employee Stock Purchase Plan

In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On January 1, each year, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company’s common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant’s compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan were 34,940 and 51,360 in 2002 and 2001, respectively. No shares of Common Stock were issued under the Purchase Plan in 2003.

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

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
Stock Options	2003	2002	2001
Risk-free rates	1.28%	1.74-3.71%	2.68-3.29%
Expected lives (in years)	1.0	1.0-3.1	2.7-3.3
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	140.0%	58.0%	97.5%

	Year Ended December 31,
Employee Stock Purchase Plan	2003	2002	2001
Risk-free rates	—	1.94-3.87%	3.86-6.33%
Expected lives (in years)	—	0.5-1.0	0.5
Dividend yield	—	0.0%	0.0%
Expected volatility	—	20.2%	65.0%

The weighted average fair value of options granted were:

	Year Ended December 31,
	2003	2002	2001
Weighted average fair value of options granted during period	$.14	$0.76	$1.41
Weighted average fair value of purchase rights granted during period	—	0.53	1.10

Unearned stock-based compensation

In connection with certain stock option grants, the Company recognized unearned compensation which was amortized over the vesting periods of the related options, usually four years, using an accelerated basis. Unearned compensation has been fully amortized as of December 31, 2002.

NOTE 8—INCOME TAXES:

Deferred taxes are composed of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$7,845	$46,036
Depreciation and amortization	652	915
Accrual and other	46	562

Total deferred tax assets	8,543	47,513
Less: Valuation allowance	(8,543)	(47,513)

Net deferred tax assets	$—	$—

At December 31, 2003, the Company had approximately $11.3 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2023. At December 31, 2003, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

The total net operating loss carry-forwards (“NOL”) of $11.3 million has been reduced, for financial reporting purposes by $117.2 million for federal and $48.9 million for state, which is unlikely ever to be utilized due to the application of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOL’s therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2003 and 2002. The valuation allowance decreased by $38,970 in the year ended December 31, 2003 and increased by $6,885 in the year ended December 31, 2002.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Leases

The Company terminated all property leases in 2003 other than a month to month lease on a small office in Foster City, California.

	Year Ended December 31,
	2003	2002	2001
Rent expense (in thousands)	$532	$2,340	$2,188

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

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the ”Pennsylvania Court”) alleging that certain former customers of the Company, N2K, inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three United States patents (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, the Company entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which the Company agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action. The fee-sharing agreement entitles BeMusic, to control the defense of the patent infringement action, but requires BeMusic to consult in good faith with the Company regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against the Company. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by the Company and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and the Company relating to the SightSound litigation. Under the terms of the Settlement Agreement, the Company paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation (included in accrued expenses and other current liabilities at December 31, 2003.) These payments were in addition to $335,827 previously paid by the Company for their share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, the Company has no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

The Company and certain of its former officers and directors, and various of the underwriters in the Company’s initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of the Company’s former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, the Company’s Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, the Company’s believe that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Guarantees, warranties and indemnification

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage it believes the fair value of these indemnification agreements is minimal.

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

NOTE 10—RESTRUCTURING:

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

In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company’s digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, CA. As of December 31, 2003, the Company paid this liability and expensed it as a restructuring charge.

In October 2003, the Company incurred a one-time payout of $30,000 to terminate the remaining term of its property lease on an office located in Los Angeles, California.

A summary of the restructuring cost is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Asset Impairments	Total
Severance and benefits	$1,116	$—	$—	$1,116
Accrued lease costs	—	1,214	—	1,214
Property and equipment impairment	—	—	2,167	2,167

Total	1,116	1,214	2,167	4,497
Cash paid	(1,116)	(691)	—	(1,807)
Non-cash	—	—	(2,167)	(2,167)

Restructuring reserve balance at December 31, 2001	—	523	—	523
Severance and benefits	852	—	—	852
Accrued lease costs	—	155	—	155
Property and equipment impairment	—	—	156	156

Total	852	678	156	1,686
Cash paid	(852)	(678)	—	(1,530)
Non-cash	—	—	(156)	(156)

Restructuring reserve balance at December 31, 2002	$—	$—	$—	$—

Severance and benefits	796	—	—	796
Lease termination fee		3,599	—	3,599
Asset impairment	—	—	46	46

Total	796	3,599	46	4,441
Cash paid	(796)	(3,599)	—	(4,395)

Non-cash	—	—	(46)	(46)

Restructuring reserve balance at December 31, 2003	$—	$—	$—	$—

NOTE 11—MERGER:

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

NOTE 12—SALE OF INTELLECTUAL PROPERTY:

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

NOTE 13—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net revenues	$43	$—	$—	$—	$135	$151	$101	$95
Gross profit (loss)	36	—	—	—	(123)	(143)	(123)	(253)
Net loss	(1,188)	(4,894)	(426)	(1,786)	(4,893)	(5,642)	(686)	(8,054)
Net loss per share, basic and diluted	(.05)	(.21)	(.02)	(.08)	(0.22)	(0.25)	(0.03)	(0.35)
Weighted average shares used in per share calculation	23,145	23,166	23,177	23,177	22,709	22,737	22,761	22,890

NOTE 14—SALE OF DIGITAL MUSIC FULFILLMENT BUSINESS

In January 2003, the Company entered into an agreement to sell its digital music fulfillment business and related assets (approximately $332,000) to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP for $3,200,000. As part of the sale, the Company also transferred ownership of certain “Liquid Audio” related trademarks to Geneva and the Microsoft License. The Company recorded a gain on sale of Digital Music Fulfillment Business of $2,868,000 in 2003. As a result of the sale, the Company is not currently operating any businesses.

NOTE 15—DECREASE IN STOCK OPTION EXERCISE PRICE

On March 18, 2003, the Company’s Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10. Consequently, the Company accounts for approximately 61,000 of the stock options as variable.

NOTE 16—REVERSE/FORWARD STOCK SPLIT

At the September 29, 2003 meeting of the Company’s stockholders, the stockholders approved amendments to the Company’s certificate of incorporation to effect the Reverse/Forward Stock Split, as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares. Although the Company’s Board of Directors has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, the Company has not consummated these corporate actions. The Company intends to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction as soon as practicable. In the case of the Reverse/Forward Stock Split, the Company will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

As discussed in the Company’s Notice of Annual Meeting of Stockholders, dated June 27, 2003 and filed with the Securities and Exchange Commission on July 1, 2003, the capitalization of the Company before and after the Reverse/Forward Stock Split and the Share Reduction is estimated as follows. Note that the exact figures may not be the same on the date the amendments to the Company’s certificate of incorporation are filed and become effective, due to continued trading by and among existing Company stockholders:

	Before the Reverse/Forward Stock Split and Share Reduction	After the Reverse/Forward Stock Split and Share Reduction
Issued and outstanding shares of common stock	23,175,036	3,190,810
Authorized reserved for issuance shares of common stock (1)	9,967,000	1,395,380
Authorized but unreserved shares of common stock	16,857,964	25,413,810
Number of LQ stockholders	6,687	2,369

(1)	Includes options for common stock reserved under the 1996 Equity Incentive Plan (which automatically increases each January 1 by the lesser of 1,500,000 shares (pre-Reverse/Forward Stock Split, or 210,000 shares post-Reverse/Forward Stock Split), 5% of the outstanding shares on such date, or a lesser amount determined by the Board) and the 2000 Nonstatutory Stock Option Plan (no provision for automatic annual increases), and common stock reserved under the 1999 Employee Stock Purchase Plan (which automatically increases each January 1 by the lesser of 750,000 shares (pre-Reverse/Forward Stock Split, or 105,000 post-Reverse/Forward Stock Split), 3% of the outstanding shares on such date, or a lesser amount determined by the Board).

EXHIBIT INDEX

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (3)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (4)

10.71	Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003 (6)

10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (8)

10.74	Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004

11.1	Statement regarding computation of per share earnings (7)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Rothstein Kass & Company, PC

24.1	Power of Attorney (contained in the signature page to this report)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	confidential treatment received as to certain portions

(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999

(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000

(3)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002.

(4)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003

(5)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 17, 2003

1

(6)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003

(7)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto

(8)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003

2