Form 10-Q
period 2004-03-31
LQ CORP INC
filed 2004-05-17
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 11, 2004, there were 23,176,858 shares of registrant’s Common Stock outstanding.

LQ CORPORATION, INC.

ITEM 1. FINANCIAL STATEMENTS

LQ CORPORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,177	$9,077
Accounts receivable, net	—	28
Other current assets	67	164

Total current assets	$7,244	$9,269

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	45	1,935

Total current liabilities	45	1,935

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,176,858 shares issued and outstanding	23	23
Additional paid-in capital	146,053	146,053
Accumulated other comprehensive loss (net)	(80)	(79)
Accumulated deficit	(138,797)	(138,663)

Total stockholders’ equity	7,199	7,334

Total liabilities and stockholders’ equity	$7,244	$9,269

See accompanying notes to condensed consolidated financial statements

LQ CORPORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues:
License	$—	$4
Services	—	39

Total net revenues	—	43

Cost of net revenues:
License	—	5
Services	—	2

Total cost of net revenues	—	7

Gross profit (loss)	—	36

Operating expenses:
Sales and marketing	—	265
Research and development	—	78
General and administrative	179	3,009
Restructuring	—	842

Total operating expenses	179	4,194

Loss from operations	(179)	(4,158)
Other income (expense), net	45	105
Gain on sale of digital music fulfillment business	—	2,865

Net loss	$(134)	$(1,188)

Net loss per share:
Basic and diluted	$(.01)	$(0.05)

Weighted average shares	23,176	23,145

See accompanying notes to condensed consolidated financial statements

LQ CORPORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	(134)	$(1,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	112
Gain on sale of digital music fulfillment business and related assets	—	(2,865)
Changes in assets and liabilities:
Accounts receivable	28	25
Other assets	97	554
Accounts payable	—	(623)
Accrued liabilities	(1,890)	(1,271)
Deferred revenue	—	(39)

Net cash used in operating activities	(1,899)	(5,295)

Cash flows from investing activities:
Proceeds from sale of digital music fulfillment business and related assets	—	3,200

Net cash provided by investing activities	—	3,200

Cash flows from financing activities:
Cash distribution to stockholders	—	(57,771)
Proceeds from issuance of common stock, net of repurchases	—	1

Net cash used in financing activities	—	(57,770)

Effect of exchange rates on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents	(1,900)	(59,866)

Cash and cash equivalents at beginning of period	9,077	73,985

Cash and cash equivalents at end of period	$7,177	$14,119

See accompanying notes to condensed consolidated financial statements

LQ CORPORATION, INC.

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

We traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remained position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940 as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Registration as an investment company would be very expensive, further depleting our cash reserves and would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon.

LQ CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We entered into a Settlement Agreement and Mutual Release on February 12, 2004 with BeMusic which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound, Inc. Under the terms of this Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter.

Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock dropped significantly subsequent to the payment of the $2.50 per share return of capital cash distribution to our common stockholders. The market price of our common stock as of May 13, 2004 was $0.271 per share. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

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

Although our Board has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, we have not yet consummated these corporate actions. We intend to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction within the next few months. In the case of the Reverse/Forward Stock Split, we will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. For a more detailed discussion of the effect of the Reverse/Forward Stock Split and the Share Reduction on the capitalization of the Company, see Part II – Item 5: Other Information No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split or the Share Reduction. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes as included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004.

LQ CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Going concern consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred losses and negative cash flows from operations for every year since inception. For the three months ended March 31, 2004, we incurred a net loss of approximately $134,000 and negative cash flows from operations of approximately $1.9 million. As of March 31, 2004, we had an accumulated deficit of approximately $138.8 million. We have not yet settled on an operating plan, and can give no assurance that our existing cash and cash equivalents are sufficient to fund the current operations and satisfy our obligations. We believe these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by us. These factors, among others, indicate that we may be unable to continue as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classifications of assets and liabilities which could result should we be unable to continue as a going concern. We continue to consider future alternatives, including the possible acquisition of other businesses or the possibility of adopting a plan of liquidation. However, we have not consummated any significant transactions to date and any business prospects remain uncertain. To the extent that the our management moves forward on any alternative strategy, such strategy may have an impact on our liquidity.

Principles of consolidation

The financial statements include our accounts and our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

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

During the fiscal year 2003, we purchased 30,207 shares of Warnaco Group Inc. (NASDAQ: WRNC), an available-for-sale security with a fair market value of $470,323 and a cost basis of $457,639. This is the only available-for-sale security that we ever owned. As of November 12, 2003, we liquidated our entire remaining position in this security, which resulted in a realized gain of $48,777. Following such date, we did not own any shares of available-for-sale securities, and all of our liquid assets are held as cash and cash equivalents. We do not intend to make any additional purchases of available-for-sale securities, and do not intend to trade in available-for-sale securities in the future. All of our liquid assets will continue to be held as cash and cash equivalents on a going forward basis.

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

LQ CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Consistent with the disclosure provisions of SFAS 123, our net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net loss—as reported	$(134)	$(1,188)
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	(45)	(316)

Net loss—pro forma	$(179)	$(1,504)

Basic and diluted net loss per share—as reported	$(.01)	$(.05)
Basic and diluted net loss per share—pro forma	$(.01)	$(.07)

NOTE 2 – ACCRUED LIABILITIES:

The components of accrued liabilities are as follows (in thousands):

	March 31, 2004	December 31, 2003
Accrued liabilities:
Consulting and professional services	$45	$124
Litigation settlement	—	1,766
Other	—	45

	$45	$1,935

NOTE 3 – COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Comprehensive loss:
Net loss	$(134)	$(1,188)
Foreign currency translation adjustments	(1)	(1)

	$(135)	$(1,189)

LQ CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – NET LOSS PER SHARE:

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

	Three Months Ended March 31,
	2004	2003
Common stock options	1,368	361
Common stock warrants	264	748

	1,632	1,109

NOTE 5 – CONTINGENCIES AND LEGAL PROCEEDINGS:

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”) alleging that certain former customers of ours, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three patents (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, we entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action, but requires BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

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

LQ CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, our Board of Directors approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. On May 18, 2004, the parties are scheduled to meet with the mediator to finalize the formal settlement papers and resolve any remaining settlement issues. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously.

From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

NOTE 6 – CASH DISTRIBUTION TO STOCKHOLDERS:

On January 29, 2003, we distributed $2.50 per share, for a total of $57,771,000, to our common stockholders of record as of December 10, 2002.

NOTE 7 – DECREASE IN STOCK OPTION EXERCISE PRICE:

On March 18, 2003, our Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10, to reflect the $2.50 cash distribution to our stockholders. Consequently, we will account for approximately 61,000 of these stock options as variable.

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

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities Exchange Commission (“SEC”).

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

As a result of this reduction in option exercise price, a portion of our outstanding options will be treated for financial reporting purposes as variable awards. This means that we will be required to record non-cash accounting charges or credits for compensation expense reflecting any increases and decreases in the price of our common stock. We will have to continue to reflect decreases and increases in the price of our common stock in our statement of operations with respect to the options until they are exercised, forfeited or terminated. In recording these accounting charges or credits, the higher the market value of our common stock, the greater the non-cash compensation expense.

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

We entered into a Settlement Agreement and Mutual Release on February 12, 2004 with BeMusic which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound, Inc. Under the terms of this Agreement we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to the $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter.

Corporate Restructurings

In January 2003, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of March 31, 2004, we have 1 full time employee and are focused on settling our claims and liabilities and pursuing other uses for the remainder of our assets. As of March 31, 2004, $10,543 related to involuntary separation costs remains unpaid and will be paid when the employee is terminated.

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

Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our common stock dropped significantly subsequent to the payment of the $2.50 per share return of capital cash distribution to our common stockholders. The market price of our common stock as of May 13, 2004 was $0.271 per share. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may be unable to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares ( the “Share Reduction”).

Although our Board has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, we have not yet consummated these corporate actions. We intend to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction within the next few months. In the case of the Reverse/Forward Stock Split, we will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. Foe a more detailed discussion of the effect of the Reverse /Forward Stock Split and the Share Reduction on the capitalization of the Company, see Part II – Item 5: Other Information. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split or the Share Reduction. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

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

	Three Months Ended March 31,
	2004	2003
Net revenues:
License	—%	9%
Services	—	91
Business development (related party)	—	—

Total net revenues	—	100

Cost of net revenues:
License	—	12
Services	—	4
Non-cash cost of revenue	—	—

Total cost of net revenues	—	16

Gross profit (loss)	—	84

Operating expenses:
Sales and marketing	—	616
Non-cash sales and marketing	—	—
Research and development	—	182
Non-cash research and development	—	—
General and administrative	—	6,998
Non-cash general and administrative	—	—
Strategic marketing-equity instruments	—	—
Restructuring	—	1,958

Total operating expenses	—	9,754

Loss from operations	—	(244)
Other income (expense), net	—	9,670
Sale of intellectual property assets	—	244

Gain on sale of digital music fulfillment business	—	6,663

Net loss	—%	(2,763)%

Three Months Ended March 31, 2004 and 2003

Total Net Revenues

Total net revenues were $0 for the three months ended March 31, 2004 as compared to $43,000 in the comparable period of 2003. We do not expect significant revenue in the remainder of 2004.

License. License revenues derived from our former operating business primarily consisted of fees from licensing our software products to third parties. License revenues were $0 for the three months ended March 31, 2004 as compared to $4,000 in the comparable period of 2003. This decrease was due to the discontinuation of the Liquid Player product line and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues derived from our former operating business primarily consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $0 for the three months ended March 31, 2004 as compared to $39,000 in the comparable period of 2003. This decrease was due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

We had no sales or costs relating to sales for the three months ended March 31, 2004. Total cost of net revenues was $0 in the three months ended March 31, 2004 as compared to $7,000 in the three months ended March 31, 2003. We do not expect significant cost of net revenues in the remainder of 2004 since we are not currently operating any businesses.

License. Cost of license revenues primarily consists of royalties paid for third-party technology and costs of documentation, duplication and packaging. Cost of license revenues were $0 for the three months ended March 31, 2004 as compared to $5,000 in the comparable period of 2003. Cost of license revenues decreased due to our discontinuation of the digital music distribution business.

Services. Cost of services revenues primarily consists of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues were $0 for the three months ended March 31, 2004 as compared to $2,000 in the three months ended March 31, 2003. The decrease in cost of services revenues was due to the termination of all of our encoding, customer service and professional services personnel and the sale of the digital music fulfillment business to Geneva.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses were $0 for the three months ended March 31, 2004 compared to $265,000 in the comparable period of 2003. We do not expect to incur sales and marketing expenses in the remainder of 2004 since we are not currently operating any businesses.

Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses were $0 for the three months ended March 31, 2004, compared to $78,000 in the comparable period of 2003. We do not expect to incur research and development expenses in the remainder of 2004 since we are not currently operating any businesses.

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses were $179,000 for the three months ended March 31, 2004, compared to $3,009,000 in the comparable period of 2003. The decrease in 2004 was primarily due to the cessation of business activity. The primary components of the $179,000 general and administrative expense for the three months ended March 31, 2004, were $82,000 for professional services and $77,000 for insurance.

Other Income (Expense), Net. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income (expense), net decreased to $45,000 for the three months ended March 31, 2004 from $105,000 in the comparable period of 2003. The decrease is due to the decrease in interest income from lower average cash and cash equivalent balances.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of March 31, 2004, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of March 31, 2004, we had approximately $7.2 million of cash and cash equivalents, reflecting, among other things, a one-time payout of $3,569,000 in July 2003 to terminate the remaining term of our property lease on our former headquarters in Redwood City, California and a payment of $1,452,000 to BeMusic to settle the SightSound litigation and $314,000 in legal fees associated with that litigation.

Net cash used in operating activities was $1.9 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. Net cash used for operating activities in the 2004 period was the result of net losses from operations of $134,000 and a net decrease in working capital items of $1.8 million. The net decrease in working capital items include an increase in other assets of $97,000 and a decrease in accrued liabilities of $1.9 million. Net cash used for operating activities in the 2003 period was the result of net losses from operations of $1.1 million, depreciation and amortization of $112,000, gain on sale of digital music fulfillment business and related assets of $2.9 million, and a net decrease in working capital items of $1.4 million. The net decrease in working capital items include a decrease in accounts receivable of $25,000, increase in other assets of $554,000, decrease in accounts payable of $623,000, decrease in accrued liabilities of $1.3 million and a decrease in deferred revenue of $39,000.

Net cash provided by (used) in investing activities was $0 and $3.2 million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva.

Net cash used in financing activities was $0 and $57.8 million for the three months ended March 31, 2004 and 2003, respectively. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002.

We have no material commitments for capital expenditures or strategic investments and anticipate no capital expenditures during the remainder of 2004. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Market Risk

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended March 31, 2004. As detailed in “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, we began trading in available-for-sale securities on August 8, 2003, and as of November 12, 2003, completely liquidated our position. Our trading activities resulted in a gain of $48,777. We do not intend to invest in such securities in the future, and will maintain only cash and cash equivalents. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2003 filed with the SEC.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 31, 2004. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

Stockholders May Be Liable to Our Creditors for Up to Amounts Received From Us if Our Reserves Are Inadequate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and regulations. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our co-chief executive officers and our chief financial officer, as of the end of the period covered by this report, our co-chief executive officers and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 7, 2000, SightSound, Inc. (“SightSound”) filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the ”Pennsylvania Court”) alleging that certain of our former customers, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three United States patents (Nos. 5,191,573; 5,675,734; and 5,996,440). SightSound claimed compensatory damages of approximately $16.0 million. SightSound also seeked treble damages and attorneys fees under certain statutory provisions. BeMusic asserted a claim for indemnification against us based on certain licensing agreements between us and BeMusic’s predecessors. In January 2002, we entered into an agreement with BeMusic’s predecessor, CDNow Online, Inc., in which we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action. The fee-sharing agreement entitles BeMusic, to control the defense of the patent infringement action, but requires BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us to BeMusic for their share of attorneys fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

We, certain of our former officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. In October 2002, such directors and officers were dismissed without prejudice. A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a contingent payment to be made by the issuer defendants’ insurance carriers and an assignment of certain claims. On July 16, 2003, our Board approved participation in the settlement. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. On May 18, 2004, the parties are scheduled to meet with the mediator to finalize the formal settlement papers and resolve any remaining settlement issues. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

From time to time we receive letters from corporations or other business entities notifying us of alleged infringement of patents held by them or suggesting that we review patents to which they claim rights. These corporations or entities often indicate a willingness to discuss licenses to their patent rights.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

From the time of receipt through March 31, 2004, our proceeds from the offerings, except for the return of capital cash distribution paid to our stockholders on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 30, 2003, we held our 2003 Annual Meeting of Stockholders, at which our stockholders approved, among other things, a Name Change proposal to change our name to “LQ Corporation, Inc.” At the September 29, 2003 meeting, our stockholders approved amendments to our certificate of incorporation to effect the Reverse/Forward Stock Split, as well as the Share Reduction.

Our name was formally changed on January 7, 2004 to LQ Corporation, Inc.

Although our Board of Directors has received stockholder approval to implement the Reverse/Forward Stock Split and the Share Reduction, we have not consummated these corporate actions. We intend to file the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction within the next few months. In the case of the Reverse/Forward Stock Split, we will issue a press release announcing the Reverse/Forward Stock Split prior to its effectiveness. No retroactive effect has been given to any of the share or earnings per share information in these financial statements as a result of the Reverse/Forward Stock Split. Any retroactive effect on the share or earnings per share information will be recorded in the period it takes effect.

As discussed in our Notice of Annual Meeting of Stockholders, dated June 27, 2003 and filed with the Securities and Exchange Commission on July 1, 2003, our capitalization before and after the Reverse/Forward Stock Split and the Share Reduction is estimated as follows. Note that the exact figures may not be the same on the date the amendments to our certificate of incorporation are filed and become effective, due to continued trading by and among existing our stockholders:

	Before the Reverse/Forward Stock Split and Share Reduction	After the Reverse/Forward Stock Split and Share Reduction
Issued and outstanding shares of common stock	23,175,036	3,190,810
Authorized reserved for issuance shares of common stock (1)	9,967,000	1,395,380
Authorized but unreserved shares of common stock	16,857,964	25,413,810
Number of LQ Corporation stockholders	6,687	2,369

(1)	Includes options for common stock reserved under the 1996 Equity Incentive Plan (which automatically increases each January 1 by the lesser of 1,500,000 shares (pre-Reverse/Forward Stock Split, or 210,000 shares post-Reverse/Forward Stock Split), 5% of the outstanding shares on such date, or a lesser amount determined by the Board) and the 2000 Nonstatutory Stock Option Plan (no provision for automatic annual increases), and common stock reserved under the 1999 Employee Stock Purchase Plan (which automatically increases each January 1 by the lesser of 750,000 shares (pre-Reverse/Forward Stock Split, or 105,000 post-Reverse/Forward Stock Split), 3% of the outstanding shares on such date, or a lesser amount determined by the Board).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation as currently in effect (1)

3.2	Bylaws as currently in effect (2)

4.2	Form of Specimen Stock Certificate (1)

4.3	Second Amended and Restated Investor Rights Agreement dated July 31, 1998 (1)

10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)

10.2	1996 Equity Incentive Plan (1)

10.3	1999 Employee Stock Purchase Plan (1)

10.21	Summary Plan Description of 401(K) Plan (1)

10.50	2000 Nonstatutory Stock Option Plan (2)

10.56	Termination Agreement, dated as of November 8, 2002, by and among Liquid Audio, Inc., April Acquisition Corp. and Alliance Entertainment Corp. (3)

10.57	Asset Purchase Agreement with Microsoft Corporation, dated as of September 27, 2002 (4)

10.71	Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003 (5)

10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (7)

10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (7)

10.74	Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004 (8)

11.1	Statement regarding computation of per share earnings (6)

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999

(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	incorporated by reference to Exhibits of the Form 8-K filed with the Securities and Exchange Commission on November 12, 2002.
(4)	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003
(5)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(6)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(7)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003
(8)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004

(b) Reports on Form 8-K

None

LQ CORPORATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2004	LQ CORPORATION, INC.

/s/ James A. Mitarotonda
James A. Mitarotonda
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Seymour Holtzman
Seymour Holtzman
Co-Chief Executive Officer (Principal Executive Officer)

/s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer (Principal Financial and Accounting Officer)