Form 10-Q
period 2004-06-30
LQ CORP INC
filed 2004-08-13
CIK 1016613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-25977

L Q CORPORATION, INC.

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

As of August 12, 2004, there were 3,243,979 shares of registrant’s Common Stock outstanding.

L Q CORPORATION, INC.

ITEM 1. FINANCIAL STATEMENTS

L Q CORPORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,601	$9,077
Accounts receivable, net	—	28
Other current assets	272	164

Total current assets	$6,873	$9,269

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$27	$1,935

Total current liabilities	27	1,935

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 3,243,979 shares issued and outstanding	23	23
Additional paid-in capital	146,053	146,053
Accumulated other comprehensive loss (net)	(80)	(79)
Accumulated deficit	(139,150)	(138,663)

Total stockholders’ equity	6,846	7,334

Total liabilities and stockholders’ equity	$6,873	$9,269

See accompanying notes to condensed consolidated financial statements.

L Q CORPORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
License	$—	$—	$—	$4
Services	—	—	—	39

Total net revenues	—	—	—	43

Cost of net revenues:
License	—	—	—	5
Services	—	—	—	2
Non-cash cost of revenue	—	—	—	0

Total cost of net revenues	—	—	—	7

Gross profit (loss)	—	—	—	36

Operating expenses:	—	—	—	—
Sales and marketing	—	5	—	271
Research and development	—	87	—	165
General and administrative	388	1,248	567	4,257
Restructuring	—	3,569		4,411

Total operating expenses	388	4,909	567	9,104

Loss from operations	(388)	(4,909)	(567)	(9,068)
Other income (expense), net	35	15	80	118
Gain on sale of digital music fulfillment business	—	—	—	2,868

Net loss	$(353)	$(4,894)	$(487)	$(6,082)

Net loss per share:
Basic and diluted	$(0.11)	$(1.51)	$(0.15)	$(1.88)

Weighted average shares	3,243	3,243	3,243	3,242

See accompanying notes to condensed consolidated financial statements.

L Q CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(487)	$(6,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	222
Gain on sale of digital music fulfillment business	—	(2,868)
Changes in assets and liabilities:
Accounts receivable	28	49
Other current assets	(108)	929
Accounts payable	—	(682)
Accrued liabilities	(1,908)	1,643
Deferred revenue	—	(39)

Net cash used in operating activities	(2,475)	(6,828)

Cash flows from investing activities:
Proceeds from sale of digital music fulfillment business and related assets	—	3,200

Net cash provided by investing activities	—	3,200

Cash flows from financing activities:
Cash distribution to stockholders	—	(57,771)
Proceeds from issuance of common stock, net of repurchases	—	14

Net cash used in financing activities	—	(57,757)

Effect of exchange rates on cash and cash equivalents	(1)	8

Net decrease in cash and cash equivalents	(2,476)	(61,377)
Cash and cash equivalents at beginning of period	9,077	73,985

Cash and cash equivalents at end of period	$6,601	$12,608

See accompanying notes to condensed consolidated financial statements

L Q CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

L Q Corporation, Inc. was incorporated in California as “Liquid Audio, Inc.” in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our Board of Directors (the “Board”) received stockholder approval on July 30, 2003 to change our name to “L Q Corporation, Inc.” Our name was formally changed on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

Since January 2003, we have not operated any business and have been reviewing alternatives for the use or disposition of our remaining assets while settling our remaining claims and liabilities. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such opportunities. If we are unable to find any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

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

We entered into a Settlement Agreement and Mutual Release on February 12, 2004 with BeMusic, Inc. (“BeMusic”) which finally resolved all matters between BeMusic and us with respect to a lawsuit brought by SightSound, Inc. (“SightSound”) alleging that certain former customers of ours (which have since merged into BeMusic) infringed certain patents of SightSound. Under the terms of this Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter.

At the September 29, 2003 stockholders’ meeting, our stockholders approved amendments to our Certificate of Incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”). On June 7, 2004, we filed the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004. Per share amounts for all periods presented have been restated to give effect to this Reverse Forward Stock Split. Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of August 12, 2004 was $2.14 per share. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may inhibit the ability of investors to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our

L Q CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes as included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004.

Going concern consideration

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred losses and negative cash flows from operations for every year since inception. For the six months ended June 30, 2004, we incurred a net loss of approximately $487,000 and negative cash flows from operations of approximately $2,475,000. As of June 30, 2004, we had an accumulated deficit of approximately $139 million. We have not yet settled on an operating plan, and can give no assurance that our existing cash and cash equivalents are sufficient to fund the current operations and satisfy our obligations. We believe these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by us. These factors, among others, indicate that we may be unable to continue as a going concern. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classifications of assets and liabilities which could result should we be unable to continue as a going concern. We continue to consider future alternatives, including the possible acquisition of other businesses or the possibility of adopting a plan of liquidation. However, we have not consummated any significant transactions to date and any business prospects remain uncertain. To the extent that our management moves forward on any alternative strategy, such strategy may have an impact on our liquidity.

Principles of consolidation

The financial statements include our accounts and our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

Income Taxes

At December 31, 2003, we had approximately $11.3 million of federal and state net operating loss carry forwards, which may have been lost due to the application of the provisions of Section 382 of the Internal Revenue Code.

L Q CORPORATION, INC.

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

Consistent with the disclosure provisions of SFAS 123 and SFAS 148, our net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss—as reported	$353	$4,894	$487	$6,082
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	8	212	54	528

Net loss—pro forma	$361	$5,106	541	$6,610

Basic and diluted net loss per share—as reported	$(0.11)	$(1.51)	$(0.15)	$(1.88)
Basic and diluted net loss per share—pro forma	$(0.11)	$(1.58)	$(0.17)	$(2.04)

L Q CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – ACCRUED LIABILITIES:

The components of accrued liabilities are as follows (in thousands):

	June 30, 2004	December 31, 2003
Accrued liabilities:
Consulting and professional services	$10	$124
Litigation settlement	—	1,766
Other	17	45

	$27	$1,935

NOTE 3 – COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Comprehensive loss:
Net loss	$(353)	$(4,894)	$(487)	$(6,082)
Foreign currency translation adjustments	(1)	1	(1)

	$(354)	$(4,893)	$(488)	$(6,082)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Common stock options	193	160	193	160
Common stock warrants	37	431	37	431

	230	591	230	591

L Q CORPORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – CONTINGENCIES AND LEGAL PROCEEDINGS:

On or about April 7, 2000, SightSound filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”) alleging that certain former customers of ours, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three patents of SightSound (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action, but required BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

We, certain of our former officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York on July 20, 2001, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed omnibus motions to dismiss the actions on common pleading issues. In October 2002, our former directors and officers, named as defendants, were dismissed from the litigation without prejudice. In February 2003, the court granted in part and denied in part the omnibus motions to dismiss. The court did not dismiss any claims against us. A stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously.

NOTE 6 – CASH DISTRIBUTION TO STOCKHOLDERS:

On January 29, 2003, we distributed $2.50 per share, for a total of $57,771,000, to our common stockholders of record as of December 10, 2002.

NOTE 7 – DECREASE IN STOCK OPTION EXERCISE PRICE:

On March 18, 2003, our Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10, to reflect the $2.50 cash distribution to our stockholders. Consequently, we will account for approximately 8,540 of these stock options as variable.

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

Since January 2003, we have not operated any business and have been reviewing alternatives for the use or disposition of our remaining assets while settling our remaining claims and liabilities. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such opportunities. If we are unable to find any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

On March 18, 2003, our Board acknowledged that many of our outstanding options, whether or not currently exercisable, have exercise prices significantly higher than the current market price of our current stock, and therefore, in recognition of the $2.50 per share cash distribution on January 29, 2003, unanimously approved a reduction in the exercise price for all options by $2.50. The Board further resolved that such reduction will in no event reduce the exercise price of any options to less than $0.10 per share.

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

We traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940 as a result of our lack of an operating business, our significant cash balance as a percentage of out total assets and our recent trading activities. Registration as an investment company would be very expensive, further depleting our cash reserves and would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon.

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

Corporate Restructurings

In January 2003, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. As of June 30, 2004, we have one full time employee and are focused on settling our claims and liabilities and pursuing other uses for the remainder of our assets. As of June 30, 2004, $10,543 related to involuntary separation costs remains unpaid and will be paid when the employee is terminated.

Future Operations and Financial Results

Since January 2003, we have been reviewing alternatives for the use of our remaining assets while settling our remaining claims and liabilities. We may ultimately pursue a plan of complete liquidation and dissolution. We also may pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such plan or use. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

At the September 29, 2003 stockholders’ meeting, our stockholders approved amendments to our Certificate of Incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”). On June 7, 2004, we filed the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004. Per share amounts for all periods presented have been restated to give effect to this Reverse Forward Stock Split. Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of August 12, 2004 was $2.14 per share. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may inhibit the ability of investors to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Three Months Ended June 30, 2004 and 2003

Total Net Revenues

We did not derive any revenues in each of the three months ended June 30, 2004 and June 30, 2003 due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva in January 2003. We do not expect significant revenue in the remainder of 2004.

Total Cost of Net Revenues

We had no sales or costs relating to sales for each of the three months ended June 30, 2004 and June 30, 2003. We do not expect significant cost of net revenues in the remainder of 2004 since we are not currently operating any businesses.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 100% to $0 for the three months ended June 30, 2004 from $5,000 in the comparable period of 2003. We do not expect to incur significant sales and marketing expenses in the remainder of 2004 since we are not currently operating any businesses.

Research and Development. Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 100% to $0 for the three months ended June 30, 2004 from $87,000 in the comparable period of 2003. We do not expect to incur significant research and development expenses in the remainder of 2004 since we are not currently operating any businesses.

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 67% to $388,000 for the three months ended June 30, 2004 from $1.2 million in the comparable period of 2003. This decrease was primarily due to the cessation of business activity.

Restructuring. Restructuring charge relates to costs associated with our corporate restructuring program in connection with our exit of our digital music fulfillment business.

Other Income (Expense), Net. Other income increased to $35,000 for the three months ended June 30, 2004 from $15,000 in the comparable period of 2003. This increase was due to the increase in interest income offset by the payment in accrued interest charges relating to the settlement of a claim from a former sub-contractor. Six Months Ended June 30, 2004 and 2003

Total Net Revenues

Total net revenues decreased 100% to $0 for the six months ended June 30, 2004 from $43,000 in the comparable period of 2003. We do not expect significant revenue in the remainder of 2004.

License. License revenues decreased 100% to $0 for the six months ended June 30, 2004 from $4,000 in the comparable period of 2003. This decrease was due to discontinuation of our software licensing business and the sale of our digital music fulfillment business to Geneva in January 2003.

Services. Services revenues decreased 100% to $0 for the six months ended June 30, 2004 from $39,000 in the comparable period of 2003. This decrease was due to the discontinuation of our software license business, our music hosting business for independent artists and labels and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

Total cost of net revenues decreased 100% to $0 for the six months ended June 30, 2004 from $7,000 in the comparable period of 2003.

License. Cost of license revenues decreased 100% to $0 for the six months ended June 30, 2004 from $5,000 in the comparable period of 2003. Cost of license revenues decreased due to the discontinuation of our licensing business.

Services. Cost of services revenues decreased 100% to $0 for the six months ended June 30, 2004 from $2,000 in the comparable period of 2003. The decrease in cost of services revenues was due to the termination all of our encoding, customer service and professional services personnel, the elimination of all of our kiosk-related equipment due to our corporate restructuring and the sale of our digital music fulfillment business to Geneva.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 100% to $0 for the six months ended June 30, 2004 from $271,000 in the comparable period of 2003. This decrease was primarily due to decreases in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

Research and Development. Research and development expenses decreased 100% to $0 for the six months ended June 30, 2004 from $165,000 in the comparable period of 2003. This decrease was primarily due to the termination of all of our personnel and outside contractors, expense management initiatives and the sale of our digital music fulfillment business to Geneva.

General and Administrative. General and administrative expenses decreased 87% to $567,000 for the six months ended June 30, 2004 from $4.3 million in the comparable period of 2003. This decrease was primarily due to the cessation of business activity.

Restructuring. Restructuring charge was $0 and $4.4 million for the six months ended June 30, 2004 and 2003, respectively. $3.6 million of the charge in the six months ended June 30, 2003 consisted of expense related to a one-time payment to terminate the remaining term of our real estate lease of our previous corporate offices, $796,000 of involuntary employee separation costs and $46,000 of prepaid expenses related to assets sold to Geneva.

Other Income (Expense), Net. Other income (expense) decreased to $80,000 for the six months ended June 30, 2004 from $118,000 in the comparable period of 2003. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of June 30, 2004, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of June 30, 2004, we had approximately $6.6 million of cash and cash equivalents.

Net cash used in operating activities was $2.5 million and $6.8 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used for operating activities in the 2004 period was primarily the result of the payment of $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the Sightsound litigation, combined with our $487,000 operating loss. Net cash used for operating activities in the 2003 period was the result of net losses from operations of $6.1 million, depreciation and amortization of $222,000, gain on sale of digital music fulfillment business and related assets of $2.9 million and a net increase in working capital items of $1.9 million. The net increase in working capital items include a decrease in accounts receivable of $49,000, an increase in other current assets of $929,000, a decrease in accounts payable of $682,000, an increase in accrued liabilities of $1.6 million and a decrease in deferred revenue of $39,000.

Net cash provided by (used) in investing activities was $0 and $3.2 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva.

Net cash used in financing activities was $0 and $57.8 million for the six months ended June 30, 2004 and 2003, respectively. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002.

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

Market Risk

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended June 30, 2004. As detailed in “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, we began trading in available-for-sale securities on August 8, 2003, and as of November 12, 2003, completely liquidated our position. Our trading activities resulted in a gain of $48,777. We do not intend to invest in such securities in the future, and will maintain only cash and cash equivalents. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2003 filed with the SEC.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 30, 2004. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

We Currently Do Not Have an Operating Business, But Also Do Not Intend to Pursue a Course of Complete Liquidation and Dissolution, and Accordingly, the Value of Your Shares May Decrease

We have not had an operating business since January 2003; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. You should also not expect any further cash distributions.

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

We May Have to Take Actions that Are Disruptive to Our Business Strategy to Avoid Registration Under the Investment Company Act of 1940

We traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns “investment securities” with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items). As a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and regulations. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 7, 2000, SightSound filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Court”) alleging that certain former customers of ours, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three patents of SightSound (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action, but required BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the “Settlement Agreement”). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

We, certain of our former officers and directors, and various of the underwriters in our initial public offering (“IPO”) and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York on July 20, 2001, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed omnibus motions to dismiss the actions on common pleading issues. In October 2002, our former directors and officers, named as defendants, were dismissed from the litigation without prejudice. In February 2003, the court granted in part and denied in part the omnibus motions to dismiss. The court did not dismiss any claims against us. A stipulation of settlement for the claims against the issuer-defendants, including us, has been submitted to the court. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously.

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

From the time of receipt through June 30, 2004, our proceeds from the offerings, except for the return of capital cash distribution paid to our stockholders on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 30, 2003, we held our 2003 Annual Meeting of Stockholders, at which our stockholders approved, among other things, a Name Change proposal to change our name to “L Q Corporation, Inc.” At the September 29, 2003 meeting, our stockholders approved amendments to our Certificate of Incorporation to effect the Reverse/Forward Stock Split, as well as the Share Reduction.

Our name was formally changed on January 7, 2004 to L Q Corporation, Inc. On June 7, 2003, we filed the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction. The Reverse/Forward Stock Split and Share Reduction became effective on July 26, 2004, with an effective date of June 8, 2004 and our trading symbol was changed from LQID to LQCI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation as currently in effect (7)
3.2	Bylaws as currently in effect (2)
4.2	Form of Specimen Stock Certificate (1)
10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
10.2	1996 Equity Incentive Plan (1)
10.3	1999 Employee Stock Purchase Plan (1)
10.21	Summary Plan Description of 401(K) Plan (1)
10.50	2000 Nonstatutory Stock Option Plan (2)
10.71	Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003 (3)
10.72	Sublease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (5)
10.73	Personal Property Lease Termination Agreement with Openwave Systems, Inc., dated as of July 14, 2003 (5)
10.74	Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004 (6)
11.1	Statement regarding computation of per share earnings (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999

(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(4)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003
(6)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004
(7)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on July16, 2004

(b) Reports on Form 8-K

(1) Current report on Form 8-K filed on May 28, 2004 with respect to the announcement of the resignation of two members of the Board of Directors and the appointment of a sole Chief Executive Officer.

L Q CORPORATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2004	L Q CORPORATION, INC.

/s/ James A. Mitarotonda
James A. Mitarotonda
Chief Executive Officer (Principal Executive Officer)

/s/ Melvyn Brunt
Melvyn Brunt
Chief Financial Officer (Principal Financial and Accounting Officer)