Form 10-Q
period 2004-09-30
LQ CORP INC
filed 2004-11-15
CIK 1016613

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

As of November 9, 2004, there were 3,027,273 shares of registrant’s Common Stock outstanding.

Back to Index

L Q CORPORATION, INC.

Back to Index

ITEM 1.    FINANCIAL STATEMENTS

L Q CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	September 30 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$6,525	$9,077
Accounts receivable, net		28
Other current assets	160	164

Total current assets	$6,685	$9,269

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$90	$1,935

Total current liabilities	90	1,935

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 3,027,273 and 3,243,979 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	23	23
Additional paid-in capital	146,053	146,053
Accumulated other comprehensive loss (net)	(79)	(79)
Accumulated deficit	(139,335)	(138,663)
Treasury Stock 216,706 shares at cost	(67)

Total stockholders’ equity	6,595	7,334

Total liabilities and stockholders’ equity	$6,685	$9,269

See accompanying notes to condensed consolidated financial statements.

Back to Index

L Q CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net revenues:
License	$—	$—	$—	$4
Services	—	—	—	39

Total net revenues	—	—	—	43

Cost of net revenues:
License	—	—	—	5
Services	—	—	—	2
Non-cash cost of revenue	—	—	—	—

Total cost of net revenues	—	—	—	7

Gross profit (loss)	—	—	—	36

Operating expenses:
Sales and marketing	—	6	—	277
Research and development	—	—	—	165
General and administrative	225	472	792	4,730
Restructuring	—	—	—	4,411

Total operating expenses	225	478	792	9,583

Loss from operations	(225)	(478)	(792)	(9,547)
Other income (expense), net	40	52	120	180
Gain on sale of digital music fulfillment business	—	—	—	2,868

Net loss	$(185)	$(426)	$(672)	$(6,499)

Net loss per share:
Basic and diluted	$(0.06)	$(0.13)	$(0.21)	$(2.00)

Weighted average shares	3,027	3,243	3,154	3,242

See accompanying notes to condensed consolidated financial statements.

Back to Index

L Q CORPORATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands; unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(672)	$(6,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		228
Gain on sale of digital music fulfillment business		(2868)
Changes in assets and liabilities:
Accounts receivable	28	35
Other current assets	4	1,054
Accounts payable		(1,006)
Accrued liabilities	(1,845)	(1,805)
Deferred revenue		(39)

Net cash used in operating activities	(2,485)	(10,900)
Cash flows from investing activities:
Purchase of available for sale securities		(459)
Decrease in restricted cash		826
Proceeds from sale of digital music fulfillment business and related assets		3,200

Net cash provided by investing activities		3,567

Cash flows from financing activities:
Cash distribution to stockholders		(57,771)
Proceeds from issuance of common stock, net of repurchases		14
Purchase of treasury stock	(67)

Net cash used in financing activities	(67)	(57,757)

Net decrease in cash and cash equivalents	(2,552)	(65,090)
Cash and cash equivalents, beginning of period	9,077	73,985

Cash and cash equivalents, end of period	$6,525	$8,895

See accompanying notes to condensed consolidated financial statements.

Back to Index

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

     At the September 29, 2003 stockholders’ meeting, our stockholders approved amendments to our Certificate of Incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”). On June 7, 2004, we filed the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004.  Per share amounts for all periods presented have been restated to give effect to this Reverse/Forward Stock Split.  Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of November 9th, 2004 was $1.75 per share. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may inhibit the ability of investors to sell a

Back to Index

L Q CORPORATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

     These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes as included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred losses and negative cash flows from operations for every year since inception.  For the nine months ended September 30, 2004, we incurred a net loss of approximately $672,000 and negative cash flows from operations of approximately $2,485,000. As of September 30, 2004, we had an accumulated deficit of approximately $139 million.  We have not yet settled on an operating plan and accordingly, can give no assurance that our existing cash and cash equivalents will be sufficient to fund any obligations relative to a future operating plan.  These factors, among others, indicate that we may be unable to continue as a going concern.  No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classifications of assets and liabilities which could result should we be unable to continue as a going concern.  We continue to consider future alternatives, including the possible acquisition of other businesses or the possibility of adopting a plan of liquidation.  However, we have not consummated any significant transactions to date and any business prospects remain uncertain.  To the extent that our management moves forward on any alternative strategy, such strategy may have an impact on our liquidity. It remains management’s prime focus to acquire an operating business.

Principles of consolidation

     The financial statements include our accounts and our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

Income Taxes

     At December 31, 2003, we had approximately $11.3 million of federal and state net operating loss carry forwards which have been lost due to the application of the Internal Revenue Code Section 382 provisions.

Back to Index

L Q CORPORATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-based compensation

     The Company complies with SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss—as reported	$185	$426	$672	$6,499
Less stock-based compensation (income) expense determined under fair value based method, net of tax effects	2	60	54	135

Net loss—pro forma	$187	$486	$726	$6,634

Basic and diluted net loss per share—as reported	$0.06	$0.13	$0.21	$2.00
Basic and diluted net loss per share—pro forma	$0.06	$0.15	$0.23	$2.05

NOTE 2 – ACCRUED LIABILITIES:

     The components of accrued liabilities are as follows (in thousands):
	September 30, 2004	December 31, 2003

Accrued liabilities:
Consulting and professional services	$30	$124
Litigation settlement	—	1,766
Other	60	45

	$90	$1,935

Back to Index

L Q CORPORATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – COMPREHENSIVE LOSS:

     Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Comprehensive loss:
Net loss	$(185)	$(426)	$(672)	$(6,499)
Foreign currency translation adjustments				1
Unrealized gain (loss) on available-for-sale securities		13		13

	$(185)	$(413)	$(672)	$(6,485)

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Common stock options	111	73	111	73
Common stock warrants		431		431

	111	504	111	504

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

Back to Index

L Q CORPORATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Back to Index

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

Back to Index

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

     On August 5, 2004, the Company filed a Form 8K announcing the appointment of Joseph R. Wright, Jr. to the Company’s Board of Directors.

     On October 7, 2004, Mr. Mitarotonda resigned as President and Chief Executive Officer of the Company. Mr. Mitarotonda will continue to serve as a director and as Chairman of the Board.

     On October 7, 2004, Mr. William Fox was appointed as the Company’s New President and Chief Executive Officer.

Corporate Restructurings

     In January 2003, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of our digital music fulfillment business and related assets to Geneva Media, LLC (“Geneva”), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. We terminated our last remaining employee on September 4, 2004, as a result of which we paid an accrued termination and vacation payment of $10,542.  We closed our office in Foster City, California, and transferred all our administrative and accounting functions to our corporate headquarters in New York, New York. As of September 30, 2004, we have no employees and are focused on settling our claims and liabilities and pursuing other uses for the remainder of our assets.

Future Operations and Financial Results

     Since January 2003, we have been reviewing alternatives for the use of our remaining assets while settling our remaining claims and liabilities. We may ultimately pursue a plan of complete liquidation and dissolution. We also may pursue other business opportunties and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such plan or use. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

     At the September 29, 2003 stockholders’ meeting, our stockholders approved amendments to our Certificate of Incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the “Reverse/Forward Stock Split”), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the ”Share Reduction”). On June 7, 2004, we filed the amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004.  Per share amounts for all periods presented have been restated to give effect to this Reverse/Forward Stock Split.  Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of November 9th, 2004 was $1.75 per share. An investment in an OTC security is speculative and involves a significant degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically effecting the quoted price or may inhibit the ability of investors to sell a position at a later date. Moreover, if we pursue a plan of complete liquidation and dissolution, we will close our stock transfer books, discontinue recording transfers of our common stock, and our common stock will no longer be traded on any exchange, and certificates representing our common stock will no longer be assignable or transferable on our books. Accordingly, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the date of dissolution, and any distributions made by us after such date will be made solely to the stockholders of record at the close of business on the date of dissolution.

Back to Index

Three Months Ended September 30, 2004 and 2003

Total Net Revenues

     We did not derive any revenues in each of the three months ended September 30, 2004 and September 30, 2003 due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva in January 2003. We do not expect any revenue in the remainder of 2004.

Total Cost of Net Revenues

     We had no sales or costs relating to sales for each of the three months ended September 30, 2004 and September 30, 2003.  We do not expect any cost of net revenues in the remainder of 2004 since we are not currently operating any businesses.

Operating Expenses

     Sales and Marketing.  Sales and marketing expenses consist primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 100% to $0 for the three months ended September 30, 2004 from $6,000 in the comparable period of 2003. We do not expect to incur significant sales and marketing expenses in the remainder of 2004 since we are not currently operating any businesses.

     Research and Development.  Research and development expenses consist primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. We did not incur any research and development expenses in each of the three months ended September 30, 2004 and September 30, 2003. We do not expect to incur significant research and development expenses in the remainder of 2004 since we are not currently operating any businesses.

     General and Administrative.  General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 53% to $ 225,700 for the three months ended September 30, 2004 from $ 472,000 million in the comparable period of 2003.  This decrease was primarily due to the cessation of business activity.

     Other Income (Expense), Net. Other income decreased to $40,000 for the three months ended September 30, 2004 from $52,000 in the comparable period of 2003. This decrease was due to lower interest income from lower average cash and cash equivalent balances.

Nine Months Ended September 30, 2004 and 2003

Total Net Revenues

     Total net revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $43,000 in the comparable period of 2003. We do not expect significant revenue in the remainder of 2004.

     License.  License revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $4,000 in the comparable period of 2003. This decrease was due to discontinuation of our software licensing business and the sale of our digital music fulfillment business to Geneva in January 2003.

     Services.  Services revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $39,000 in the comparable period of 2003. This decrease was due to the discontinuation of our software license business, our

Back to Index

music hosting business for independent artists and labels and the sale of our digital music fulfillment business to Geneva.

Total Cost of Net Revenues

     Total cost of net revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $7,000 in the comparable period of 2003.

     License.  Cost of license revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $5,000 in the comparable period of 2003. Cost of license revenues decreased due to the discontinuation of our licensing business.

     Services.  Cost of services revenues decreased 100% to $0 for the nine months ended September 30, 2004 from $2,000 in the comparable period of 2003. The decrease in cost of services revenues was due to the termination all of our encoding, customer service and professional services personnel, the elimination of all of our kiosk-related equipment due to our corporate restructuring and the sale of our digital music fulfillment business to Geneva.

Operating Expenses

     Sales and Marketing.  Sales and marketing expenses decreased 100% to $0 for the nine months ended September 30, 2004 from $277,000 in the comparable period of 2003. This decrease was primarily due to decrease in the number of personnel and outside contractors due to our corporate restructuring and expense management initiatives.

     Research and Development.  Research and development expenses decreased 100% to $0 for the nine months ended September 30, 2004 from $165,000 in the comparable period of 2003. This decrease was primarily due to the termination of all of our personnel and outside contractors, expense management initiatives and the sale of our digital music fulfillment business to Geneva.

     General and Administrative.  General and administrative expenses decreased 83% to $792,000 for the nine months ended September 30, 2004 from $4.7 million in the comparable period of 2003. This decrease was primarily due to the cessation of business activity.

     Restructuring.  Restructuring charge was $0 and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively.  $3.6 million of the charge in the nine months ended September 30, 2003 consisted of expense related to a one-time payment to terminate the remaining term of our real estate lease of our previous corporate offices, $796,000 of involuntary employee separation costs and $46,000 of prepaid expenses related to assets sold to Geneva.

     Other Income (Expense), Net.  Other income (expense) decreased to $120,000 for the nine months ended September 30, 2004 from $180,000 in the comparable period of 2003. The decrease was due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of September 30, 2004, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. As of September 30, 2004, we had approximately $6.5 million of cash and cash equivalents.

     Net cash used in operating activities was $2.5 million and $10.9 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used for operating activities in the 2004 period was primarily the result of the payment of $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the Sightsound litigation, combined with our $672,000 operating loss. Net cash used for operating activities in the 2003

Back to Index

period was the result of net losses from operations of $6.5 million, depreciation and amortization of $228,000, gain on sale of digital music fulfillment business and related assets of $2.9 million and a net increase in working capital items of $1.7 million. The net increase in working capital items include a decrease in accounts receivable of $35,000, a decrease in other current assets of $1.1 million, and an increase in accounts payable, accrued liabilities and deferred revenue of $2.9.   Net cash provided by (used) in investing activities was $0 and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by investing activities in the 2003 period was due to the sale of our digital music fulfillment business and related assets to Geneva.

     Net cash used in financing activities was $67,000 and $57.8 million for the nine months ended September 30, 2004 and 2003, respectively. The net cash used in financing activities in the 2004 period is due to the purchase of  fractional shares in connection with the implementation of the Reverse/Forward Stock Split. The net cash used in financing activities in the 2003 period is due to the payments made to our stockholders in connection with the return of capital cash distribution declared on December 6, 2002 to stockholders of record on December 10, 2002.

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

Market Risk

     No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended September 30, 2004. As detailed in “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, we began trading in available-for-sale securities on August 8, 2003, and as of November 12, 2003, completely liquidated our position.  Our trading activities resulted in a gain of $48,777.  We do not intend to invest in such securities in the future, and will maintain only cash and cash equivalents.  For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2003 filed with the SEC.

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

Back to Index

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

We May Inadvertently Have Become, or May Become in the Future, an Investment Company Under the Investment Company Act of 1940

     We traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns “investment securities” with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

Back to Index

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

Back to Index

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

     During the three month period ended September 30, 2004, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Back to Index

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-82521) relating to our initial public offering of common stock, was July 8, 1999. A total of 4,800,000 shares of common stock were sold at a price of $15.00 per share to an underwriting syndicate led by Lehman Brothers Inc., BancBoston Robertson Stephens Inc. and U.S. Bancorp Piper Jaffray Inc. Offering proceeds, net of aggregate expenses of approximately $6.1 million, were approximately $65.9 million.

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

Back to Index

stockholders as part of the same offering. Offering proceeds to us, net of aggregate expenses of approximately $5.4 million, were approximately $93.7 million.  Offering proceeds to selling stockholders, net of expenses of approximately $847,000, were approximately $16.1 million.

     (b) From the time of receipt through September 30, 2004, our proceeds from the offerings, except for the return of capital cash distribution paid to our stockholders on January 29, 2003 of $57.8 million, were applied toward general corporate purposes, including the purchase of temporary investments consisting of cash, cash equivalents and short-term investments, working capital and capital expenditures, enhancing research and development and attracting key personnel.

     (c) Purchases of common stock made by or on behalf of us during the three months ended September 30, 2004 are set forth below:

PERIOD	(A) TOTAL NUMBER OF SHARES PURCHASED (1)	(B) AVERAGE PRICE PAID PER SHARE	(C) TOTAL NUMBER OF SHARES REPURCHASE AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	(D) MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS

July 1 - July 31, 2004	—	—	—	—
August 1– August 31, 2004	216,706	$0.31	—	—
September 1 – September 30, 2004	—	—	—	—

(1) Represents fractional shares that were repurchased in connection with the implementation of the Reverse/Forward Stock Split on July 26, 2004. These repurchases were completed on August 4, 2004. Per share amounts and prices in the above table have not been adjusted to reflect the Reverse/Forward Stock Split. No shares of common stock were repurchased by us through a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation as currently in effect (7)
3.2	Bylaws as currently in effect (2)
4.2	Form of Specimen Stock Certificate (1)
10.1	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
10.2	1996 Equity Incentive Plan (1)
10.3	1999 Employee Stock Purchase Plan (1)
10.21	Summary Plan Description of 401(K) Plan (1)

Back to Index

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

(2)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(4)	this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(5)	incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003
(6)	incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004
(7)	Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004

Back to Index

L Q CORPORATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L Q CORPORATION, INC.
DATE: November 12, 2004

/s/ James A. Mitarotonda

James A. Mitarotonda
Chairman

/s/ Melvyn Brunt

Melvyn Brunt
Chief Financial Officer