Form 10-K
period 2004-12-31
LQ CORP INC
filed 2005-03-31
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended: December 31, 2004
                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________


                        Commission File Number 000-25977
                                               ---------
                              ---------------------

                              L Q CORPORATION, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                 77-0421089
      -------------------------------              ------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)


       888 Seventh Ave., 17th Floor,                         10019
                New York, NY                       ------------------------
       -----------------------------                     (zip code)
  (address of principal executive offices)

Registrant's telephone number, including area code: (212) 974-5730
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
             None                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
               --------------------------------------------------
                         Common Stock, $0.001 par value


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ] No [     ]
     -----      -----

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Exchange Act Rule 12b-2 of the Act). Yes [     ] No [  X  ]
                                                          -----      -----

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,715,037 based on the closing price of the Common Stock as reported on The Nasdaq OTC Bulletin Board for that date.

       The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 17, 2005: 3,214,408.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I

ITEM 1.      BUSINESS..........................................................1
ITEM 2.      PROPERTIES........................................................4
ITEM 3.      LEGAL PROCEEDINGS.................................................4
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............5

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................5
ITEM 6.      SELECTED FINANCIAL DATA...........................................7
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................8
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......15
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................15
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................15
ITEM 9A.     CONTROLS AND PROCEDURES..........................................15
ITEM 9B.     OTHER INFORMATION................................................15

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............16
ITEM 11.     EXECUTIVE COMPENSATION...........................................18
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...23
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................26

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................27

================================================================================

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

OVERVIEW

     L Q Corporation, Inc. was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our Board of Directors (the "Board") received stockholder approval on July 30, 2003 to change our name to "L Q Corporation, Inc." Our name was formally changed on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

     Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

     Since January 2003, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such opportunities. If we are unable to find any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

     We entered into a Settlement Agreement and Mutual Release on February 12, 2004 with BeMusic, Inc. ("BeMusic") which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound, Inc. ("SightSound") alleging that certain former customers of ours (which have since merged into BeMusic) infringed certain patents of SightSound. Under the terms of this Agreement we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter.

     At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the "Reverse/Forward Stock Split"), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the "Share Reduction"). On June 7, 2004, we filed amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004.

     Our common stock is reported currently on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of March 17, 2005 was $1.67 per share.

     On July 21, 2004, Joseph R. Wright, Jr. was appointed to the Company's Board of Directors. On December 27, 2004, Mr. Wright resigned from the Board of Directors of the Company in order to devote additional time to his position as President, Chief Executive Officer and a director of PanAmSat Corporation, a global provider of satellite-based video, broadcasting and network distribution and delivery services.

     On October 7, 2004, James Mitarotonda resigned as our President and Chief Executive Officer. He continues to serve as a director and Chairman of the Board. Mr. William Fox, a director of our Company, was appointed as our new President and Chief Executive Officer on this date.

INTERNATIONAL OFFICES

     We closed our international offices in 2002.

     Information regarding financial data by geographic area, as well as information regarding operating segments, is set forth in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 1, "Segment Information," which information is hereby incorporated by reference.

EMPLOYEES

     Following the sale of our digital music fulfillment business and related assets in January 2003, we terminated substantially all of our employees and as of December 31, 2004, we have no employees.

COMPANY RISK FACTORS

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE

     We currently do not have any operating business; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. Furthermore, we currently do not intend to pursue a course of complete liquidation and dissolution. As a result, you should not expect any further cash distributions.

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

STOCKHOLDERS MAY BE LIABLE TO OUR CREDITORS FOR UP TO AMOUNTS RECEIVED FROM US IF OUR RESERVES ARE INADEQUATE

     If we pursue a plan of complete liquidation and dissolution, a Certificate of Dissolution will be filed with the State of Delaware after such plan is approved by our stockholders. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts), including the return of capital cash distribution of $2.50 per share paid to stockholders on January 29, 2003. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under a plan of complete liquidation and dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve maintained by us will be adequate to cover any expenses and liabilities.

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

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING AND OTHER REQUIREMENTS

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, and other applicable requirements including those under the Sarbanes-Oxley Act of 2002 even though compliance with such requirements is economically burdensome. In order to curtail expenses, if we elect to pursue a liquidation and dissolution strategy, after we file our Certificate of Dissolution, we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, which may or may not be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in New York, New York, in a space maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our Chairman and former Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. In September 2004, we closed our office in Foster City, California and transferred all of our administrative and accounting functions to our corporate headquarters in New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

     On or about April 7, 2000, SightSound filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the "Pennsylvania Court") alleging that certain former customers of ours, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three patents of SightSound (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action, but required BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the "Settlement Agreement"). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

     We, certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York on July 20, 2001, IN RE LIQUID AUDIO, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these "IPO allocation" securities class actions currently pending in the Southern District of New York are assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as IN RE LIQUID AUDIO, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION, 21 MC 92. The issuer defendants in the coordinated proceedings, including the Company, filed omnibus motions to dismiss the actions. In October 2002, our former directors and officers named as defendants were dismissed without prejudice pursuant to a tolling agreement. In February 2003, the court issued a ruling denying the motion to dismiss with respect to the claims against us. In June 2004, a stipulation of settlement for the release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants' insurance carriers and an assignment of certain claims, was submitted to the Court for approval. The settlement is subject to a number of conditions, including approval of the Court. On February 15, 2005, the Court granted a conditional preliminary approval of the stipulation of settlement. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2004 Annual Meeting of Stockholders on December 22, 2004 in New York, New York.

     At this meeting, the stockholders approved a proposal to amend our Second Amended and Restated Certificate of Incorporation to eliminate the classification of our Board into three classes of directors serving staggered three-year terms. Each director will hereafter be elected for a one-year term at each annual meeting of our stockholders. There were 3,007,731 votes cast for the amendment, 22,389 votes cast against the amendment and 360 abstentions.

     The stockholders also elected the following individuals to serve as directors for the succeeding year or until their successors are duly qualified and elected:

              Name                     Votes For            Votes Withheld
     ---------------------             ---------            --------------

     Joseph R. Wright, Jr.             3,021,177                9,303


      Stephen Liguori                  3,021,177                9.303

     Lastly, the stockholders approved the ratification of the appointment of Rothstein, Kass & Company, P.C. as our independent auditors for the 2004 fiscal year. There were 3,022,394 votes cast for the ratification, 7,957 votes cast against the ratification and 129 abstentions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

     Our common stock was quoted on the Nasdaq National Market under the symbol "LQID" from July 8, 1999, until it was delisted on June 5, 2003. On June 5, 2003, our common stock began trading over the counter as a "pink sheet" security. On June 20, 2003, our common stock began trading on the Nasdaq OTC Bulletin Board under the symbol "LQID.OB," and currently trades under the symbol "LQCI.OB." The following table presents, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Nasdaq National Market and/or the Nasdaq OTC Bulletin Board, as applicable.

                                                          HIGH         LOW
                                                      --------------------------
YEAR ENDED DECEMBER 31, 2004
----------------------------
   First Quarter.....................................     $ 3.1429     $ 2.0714
   Second Quarter....................................       3.3571       1.9357
   Third Quarter.....................................       2.1500       1.8000
   Fourth Quarter....................................       2.0000       1.7400

YEAR ENDED DECEMBER 31, 2003
----------------------------
   First Quarter.....................................      $0.32        $0.31
   Second Quarter....................................       0.37         0.35
   Third Quarter.....................................       0.32         0.32
   Fourth Quarter....................................       0.36         0.27


     The high and low closing prices for the year ending December 31, 2004 reflect the effect of the reverse/forward stock split. The high and low closing prices for the year ending December 31, 2003 do not reflect the effect of the reverse/forward stock split.

     The closing price per share of our common stock at March 17, 2005 was $1.67. As of March 17, 2005, there were approximately 48 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

     We have not declared any distributions since our $2.50 return of capital distribution was paid on January 29, 2003.

     We continue to explore various ways of using and/or disposing of our remaining assets and settling our final claims and liabilities. Depending on the alternatives chosen, and the success of maximizing the return on assets and minimizing the cost of settling claims and liabilities, we may or may not declare future cash distributions to stockholders. If we choose to adopt a plan of complete liquidation and dissolution, we intend to make a final cash distribution to our stockholders in connection with this dissolution once all our assets have been sold and obligations satisfied.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 included elsewhere in this document to fully understand factors that may affect the comparability of the information presented below. Per share data reflects the revenue-forward split which took place on June 7, 2004.

                                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            2004         2003         2002         2001        2000
                                                         ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
   License ..........................................           --    $       4    $     108    $     682    $   1,284
   Services .........................................           --           39          374        1,173        2,977
   Business development (related party) .............           --           --           --        2,873        7,307
                                                         ----------   ----------   ----------   ----------   ----------
     Total net revenues .............................           --           43          482        4,728       11,568
                                                         ----------   ----------   ----------   ----------   ----------
Cost of net revenues:
   License ..........................................           --            5          388          491          290
   Services .........................................           --            2          654        1,503        2,722
   Business development (related party) .............           --           --           --           --           75
   Non-cash cost of revenues ........................           --           --           82          349           28
                                                         ----------   ----------   ----------   ----------   ----------
     Total cost of net revenues .....................           --            7        1,124        2,343        3,115
                                                         ----------   ----------   ----------   ----------   ----------
Gross profit (loss) .................................           --           36         (642)       2,385        8,453
                                                         ----------   ----------   ----------   ----------   ----------
Operating expenses:
   Sales and marketing ..............................           --          277        3,765       11,404       17,114
   Non-cash sales and marketing .....................           --           --          (28)         (43)         314
   Research and development .........................           --          165        9,111       16,957       22,917
   Non-cash research and development ................           --           --            6           --           80
   General and administrative .......................          968        6,658       10,712        9,077        7,131
   Non-cash general and administrative ..............           --           --            1          (14)          13
   Impairment loss ..................................           --           --          689           --           --
   Strategic marketing-equity instruments ...........           --           --           --          607        1,935
   Restructuring ....................................           --        4,411        1,163        4,497           --
                                                         ----------   ----------   ----------   ----------   ----------
     Total operating expenses .......................          968       11,511       25,419       42,485       49,504
                                                         ----------   ----------   ----------   ----------   ----------
Loss from operations ................................         (968)     (11,475)     (26,061)     (40,100)     (41,051)
Other income (expense), net .........................          121          313        1,886        4,170        8,236
Gain on sale of intellectual property ...............           --           --        7,000           --           --
Gain on sale of Digital Music fulfillment business...           --        2,868
Merger termination fee ..............................           --           --       (2,100)          --           --
Loss in equity investment ...........................           --           --           --       (1,254)        (870)
                                                         ----------   ----------   ----------   ----------   ----------
Net loss ............................................         (847)   $  (8,294)   $ (19,275)   $ (37,184)   $ (33,685)
                                                         ==========   ==========   ==========   ==========   ==========
Net loss per share:
   Basic and diluted ................................    $   (0.26)   $   (2.56)   $   (6.04)   $  (11.74)   $  (10.87)
   Weighted average shares ..........................        3,232        3,243        3,189        3,166        3,099

Cash distribution declared per common share .........    $      --    $      --    $    2.50    $      --    $      --

                                                                                  DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            2004         2003         2002         2001        2000
                                                         ----------   ----------   ----------   ----------   ----------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...........................    $   6,432    $   9,077    $  73,985    $  91,594    $  96,398
Short-term investments ..............................           --           --           --           --       27,378
Working capital .....................................        6,421        7,334       14,227       87,233      119,089

Total assets ........................................        6,535        9,269       76,797       97,415      138,210
Long-term debt, less current portion ................           --           --           --           --          564
Mandatorily redeemable convertible preferred stock...           --           --           --           --           --
Total stockholders' equity (deficit) ................        6,421        7,334       15,618       91,825      128,674

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in this Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any of these forward-looking statements. Although we believe that the expectations reflected in any of these forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, among others, those set forth in the "Risk Factors" section. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

     Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

     Since January 2003, we have not operated any business.

     On March 18, 2003, our Board acknowledged that many of our outstanding options, whether or not currently exercisable, have exercise prices significantly higher than the current market price of our current stock, and therefore, in recognition of the $2.50 per share cash distribution made to stockholders on January 29, 2003, unilaterally approved a reduction in the exercise price for all options by $2.50. The Board further resolved that such reduction will in no event reduce the exercise price of any options to less than $0.10 per share.

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

     We entered into a Settlement Agreement and Mutual Release on February 12, 2004 which finally resolved all matters between BeMusic and us with respect to the litigation matter with SightSound. Under the terms of this Agreement, we paid approximately $1,452,000 to BeMusic as settlement expenses and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter.

CORPORATE RESTRUCTURINGS

     In January 2003, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of our digital music fulfillment business and related assets to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,441,000 was recorded in operating expenses for the year. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. We terminated our last remaining employee on September 4, 2004, as a result of which we paid termination and accrued vacation payments of $10,592. We closed our office in Foster City, California and as of September 30, 2004, we had no employees and are focused on settling our claims and liabilities and pursuing other uses for the remainder of our assets.

FUTURE OPERATIONS AND FINANCIAL RESULTS

     We have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music. Neither our Board nor our stockholders have yet approved any such opportunities. If we are unable to find any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

     Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our common stock increased significantly following the implementation of the Reverse/Forward stock split. The market price of our common stock as of March 17, 2005 was $1.67 per share.

     At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the "Reverse/Forward Stock Split"), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the "Share Reduction"). On June 7, 2004, we filed the amendments necessary to implement the Reverse/Forward stock split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. At present, we have no plans for operating any business, so the operating results in any period are not indicative of the results, if any, that may be expected for any future period.


                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                       2004    2003      2002
                                                       ----  ---------  --------
Net revenues:
   License............................................   --     9%         22%
   Services...........................................   --     91         78
   Business development (related party)...............   --     --         --
                                                             ---------  --------
      Total net revenues..............................   --    100        100
                                                             ---------  --------
Cost of net revenues:
   License............................................   --     12         80
   Services...........................................   --      5        136
   Business development (related party)...............   --     --         --
   Non-cash cost of revenues..........................   --     --         17
                                                             ---------  --------
      Total cost of net revenues......................   --     16        233
                                                             ---------  --------
Gross profit (loss)...................................   --     84       (133)
                                                             ---------  --------

Operating expenses:
   Sales and marketing................................   --    644        781
   Non-cash sales and marketing.......................   --     --        (6)
   Research and development...........................   --    384       1,890
   Non-cash research and development..................   --     --          1
   General and administrative.........................   --    155       2,223
   Non-cash general and administrative................   --     --         --
   Impairment loss....................................   --     --        143
   Strategic marketing-equity instruments.............   --     --         --
   Restructuring......................................   --   10,258      241
                                                             ---------  --------
      Total operating expenses........................   --   26,769     5,273
                                                             ---------  --------

Loss from operations..................................   --  (26,686)   (5,406)
Other income (expense), net...........................   --    728        390
Gain on sale of intellectual property.................   --     --       1,452
Gain on sale of Digital Music fulfillment business....   --    6,670       --
Merger termination fee................................   --     --       (435)
Loss in equity investment.............................   --     --         --
                                                             ---------  --------
Net loss..............................................   --  (14,288)%  (3,999)%
                                                             =========  ========

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

     TOTAL NET REVENUES. Total net revenues were $0 in 2004 compared to $42,860 in 2003 and $482,000 in 2002.

     LICENSE. License revenues primarily consisted of fees from licensing our software products to third parties. License revenues were $0 in 2004 compared to $4,000 in 2003 and $108,000 in 2002. License revenues decreased 100% in 2004 from $4,000 in 2003. License revenues decreased 96% in 2003 from $108,000 in 2002. The decrease in 2004 and 2003 were due to the cessation of our operating business activity.

     SERVICES. Services revenues consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $0 in 2004, $39,000 in 2003 and $374,000 in 2002. Service revenues decreased 100% in 2004 from $39,000 in 2003. Service revenues decreased 90% in 2003 from $374,000 in 2002. The decrease in 2004 and 2003 were primarily due to the cessation of our business activity.

TOTAL COST OF NET REVENUES

     Our gross profit (loss) decreased to approximately 0% of total net revenues in 2004 from approximately 84% of total net revenues in 2003, and approximately
(133)% in 2002. Total cost of net revenues decreased 100% to $0 in 2004 from $7,000 in 2003 and $1.1 million in 2002.

     LICENSE. Cost of license revenues primarily consisted of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 100% to $0 in 2004, 98% to $5,000 in 2003 from $388,000 in 2002. Cost of license revenue decreased in 2004 and 2003 due to the cessation of our operating business activity.

     SERVICES. Cost of services revenues primarily consisted of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 100% to $0 in 2004 from $2,000 in 2003, and 100% in 2003 from $654,000 in 2002. The decreases in 2004 and 2003 in cost of services revenue were due to the cessation of our operating business activity.

     NON-CASH COST OF REVENUES. Non-cash cost of revenues consisted of expenses associated with the value of common stock and warrants issued to partners as part of our content acquisition agreements and stock-based employee compensation arrangements. Common stock expense is based on the fair value of the stock at the time it was issued. Warrant expense is based on the estimated fair value of the warrants based on the Black-Scholes option pricing model and the provisions of EITF 96-18. In December 2000, we signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, we issued 50,000 shares of common stock to BMG, valued at $195,000 and which was recognized ratably over the initial one-year term of the agreement; as a result, $181,000 and $14,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. In connection with this agreement, we granted a warrant for a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. We had the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to us a specified minimum number of sound recordings in a specific time period. BMG failed to make the minimum number of sound recordings in the specific time period, and accordingly in August 2002, we terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. We recorded a total of $82,000 as non-cash cost of revenue in 2002 related to the remaining warrants. Such warrants were valued at the fair market value of our common stock at each vesting date. Stock based compensation expense (income) for customer service, encoding and professional services personnel was $0 in 2004, 2003 and 2002. We have fully amortized stock compensation expense related to these personnel in 2001, and accordingly no future expense related to these stock options will be incurred.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consisted primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 100% to $0 in 2004 from $277,000 in 2003 and 99% in 2003 from $3.8 million in 2002. The decrease in 2004 and 2003 were due to the cessation of business activity and termination of all remaining sales and marketing personnel.

     RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 100% in 2004 to $0 from $165,000 in 2003 and decreased 99% in 2003 from approximately $9.1 million in 2002. The decrease in 2004 and 2003 were due to the cessation of business activity and the termination of all remaining research and development personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 86% to $0.9 million in 2004 from $6.6 million in 2003. General and administrative expenses decreased 38% to $6.6 million in 2003 from $10.7 million in 2002. The decrease in 2004 was due to the cessation of operating business activity. The decrease in 2003 was due to the cessation of business activity and, with the exception of one employee, the termination of all remaining general and administrative personnel and the termination of leases for all company premises. General and administrative expenses in 2004 include, directors and officers liability insurance premium payments of approximately $224,000, legal expenses of approximately $229,000, professional services for audit and accounting of approximately $77,000, management fees of approximately $141,000 and director remuneration of $116,000. General and administrative expenses in 2003 include, directors and officers liability insurance premium payments of approximately $1.2 million, payments relating to facilities of approximately $2 million, legal expenses of approximately $1.5 million and consulting expenses of approximately $1 million. General and administrative expenses in 2002 consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead.

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

     NON-CASH SALES AND MARKETING, RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 2004 was $3.5 million. We recognized $0, $0 and $(21,000) of stock compensation expense (income) for 2004, 2003 and 2002, respectively. The income amounts in 2004, 2003 and 2002 relate to the adjustment of cumulative expense attributable to employees terminated in those periods from accelerated amortization to straight-line amortization during the terminated employees' service periods. We have fully amortized stock compensation expense related to these personnel in 2002, and accordingly no future expense related to these stock options will be incurred.

     RESTRUCTURING- RESTRUCTURING CHARGE RELATES TO COSTS ASSOCIATED WITH OUR CORPORATE RESTRUCTURING PROGRAM. We had no costs related to our restructuring in 2004. A $4.4 million charge in 2003 consisted of involuntary employee separation costs of $796,000 and costs of $3,569,000 pertaining to lease termination payments for certain facilities that were vacated due to reductions in our work force. A $1.2 million charge in 2002 consisted of involuntary separation costs of $852,0000, lease termination costs of $155,000 and asset impairment costs of $156,000 for property and equipment no longer in use.

     INTEREST INCOME. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income decreased to $148,000 in 2004 from $242,200 in 2003, and decreased in 2003 from $1.3 million in 2002. The decreases in 2004 and 2003 were due to lower average cash and cash equivalent balances resulting from cash used in operating activities, and lower interest rates.

     INTEREST EXPENSE. Interest expense consists of expenses related to our financing obligations, which include borrowings under equipment loans, short-term loans and capital lease obligations. Interest expense decreased to $0 in 2004 and 2003 from $(50,000) in 2002. The declines in 2004 and 2003 are due to the expiration of several capital leases expiring prior to such periods.

     OTHER INCOME (EXPENSE), Other income (expense) decreased to $(27,000) in 2004 from $71,000 in 2003 and decreased from $489,000 in 2002. The decrease reflects an overall decrease in investing activity. Other income of $489,000 in 2002 consists primarily of the extinguishment of a note payable to a related party, which was canceled by the related party in December 2002.

     GAIN ON SALE OF INTELLECTUAL PROPERTY AND DIGITAL MUSIC FULFILLMENT BUSINESS. Gain on sale of intellectual property relates to the sale of our Digital Music fulfillment business to Microsoft Corporation in September 2002 and to Geneva in January 2003.

     MERGER TERMINATION FEE. Merger termination fee consists of a payment to Alliance of $2.1 million in connection with the termination of the merger agreement between us and Alliance in 2002.

CONTRACTUAL OBLIGATIONS

     We did not have any contractual commitments and obligations as of December 31, 2004, including any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations, within the meaning of the current rules of the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are as follows:

     o   revenue recognition;

     o estimating valuation allowances, specifically the allowance for doubtful accounts and sales returns reserve;

     o   accounting for contingencies; and

     o   accounting for income taxes.

     REVENUE RECOGNITION. To date, we have derived our revenues primarily from the licensing of software products and service fees associated with business development contracts. Business development revenues primarily consist of license and maintenance fees from agreements under which we gave our strategic related partners ("Partners") the right to license and use our digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, is based upon separate sales of these services. When VSOE of fair value exist for the undelivered elements, primarily maintenance, we account for the license portion based on the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." When VSOE of fair value does not exist for the undelivered elements, we recognized the total fee from a business development contract ratably over the term of the contract. The total fee from business development arrangements was recognized when payments became due if extended payment terms existed. Extended payment terms are defined as payment terms outside our customary business practice, generally greater than 90 days. Revenue is not recognized if the Partners stop making their contractual payments. We also licensed our software products to original equipment manufacturers, record companies, artists and websites. Software license revenues were recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery has occurred. Similarly with business development contracts, the total fee from the arrangement is allocated among the various elements based on VSOE of fair value. Maintenance revenue related to our licensed software products and hosting revenue from record companies and artists were recognized over the service period, typically one year. Revenue derived from hosting services include subscription fees from artists for encoding and storing music files, e-commerce services and transaction reporting. Music delivery services revenues include transaction fees from sales of digital recorded music through our LMN website affiliates and fees from music retailers and websites related to the sample digital music clips delivery service. Revenue from kiosk sales consisted of software licenses and services revenue from equipment and kiosk-related services.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS RESERVE. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Similarly, our management must make estimates of the potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts and sales returns reserve in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if management made different judgments or used different estimates. Our accounts receivable from third parties balance was $0, net as of December 31, 2004.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,701,000 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.


     NEW ACCOUNTING PRONOUNCEMENTS.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have a material impact on operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2004, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. In January 2003, we distributed $57.7 million to our common stockholders of record as of December 10, 2002. At December 31, 2004, we had approximately $6.4 million of cash and cash equivalents.

     Net cash used in operating activities was $2.5 million, $10.3 million and $18.1 million in 2004, 2003 and 2002, respectively. Net cash used in operating activities in 2004 was primarily the result of net losses from operations of $847,000, legal expense of $360,000 and the settlement in the BeMusic litigation of $1.4 million. Net cash used in operating activities in 2003 was the result of net losses from operations of $8.3 million, the gain on the sale of our digital music fulfillment business and related assets of $2.8 million, a decrease in accounts payable of $1.2 million, offset by a decrease in depreciation and amortization of $226,000 and the recovery of restricted cash of $826,000 relating to the lease termination of our Redwood City facility. Net cash used for operating activities in 2002 was primarily the result of net losses from operations of $19.2 million, net of non-cash items including depreciation and amortization of $2.3 million, amortization of unearned compensation of $(21,000), note payable write-off of $(343,000) and loss on disposal and impairment of property and equipment of $804,000, and a net decrease in working capital items of $1.7 million. The net decrease in working capital items include a decrease in accounts receivable of $70,000, increase in other assets of $106,000, increase in accounts payable of $111,000, decrease in accrued liabilities of $1.7 million and a decrease in deferred revenue of $83,000.

     Net cash provided by (used in) investing activities was $0, $3.2 million and $(87,000) in 2004, 2003 and 2002, respectively. The net cash provided in 2003 was from the sale of our digital music fulfillment business and related assets. The net cash used by investing activities in 2002 was due to the acquisition of property and equipment.

     Net cash provided by (used in) financing activities was $(67,000), $(57.7) million, and $626,000 in 2004, 2003 and 2002, respectively. The net cash used in financing activities in 2004 was due to the purchase of fractional interests in connection with the implementation of the Reverse/Forward stock split. The net cash used in financing activities in 2003 of $57.7 million was from the cash distribution to our shareholders of $2.50 per share on January 29, 2003. The net cash provided in financing activities in 2002 was primarily due to proceeds from sales of our common stock under our stock option and employee stock purchase plans of $823,000, partially offset by payments of $169,000 made under our equipment loan and $28,000 under capital leases.

     We have no material commitments for capital expenditures or strategic investments and anticipate a low rate of capital expenditures. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     We also, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. However, uncertainties exist as to the precise value of claims and liabilities, which may exceed our current existing cash and cash equivalents. Additionally, if we decide to pursue a business strategy unrelated to digital music distribution, we may need additional cash resources. See Part
I. "Business - Company Risk Factors"

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements which appears on page F-1 of this report. The Reports of Independent Registered Public Accounting Firms, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive office and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents our directors and executive officers, their ages and the positions held by them as of March 17, 2005:

     NAME                                   AGE    POSITION
     William J. Fox.........................48     President, Chief Executive
                                                   Officer and Director
     Melvyn Brunt...........................61     Chief Financial Officer
                                                   and Secretary
     James A. Mitarotonda...................50     Chairman and Director
     Steven Berns...........................40     Director
     Stephen Liguori........................48     Director
     Michael A. McManus. Jr.................61     Director

     MR. FOX has served as one of our directors since April 2003 and has served as our President and Chief Executive Officer since October 7, 2004. Mr. Fox was Chairman, President and Chief Executive Officer of AKI Inc. and President and CEO of AKI Holdings, Inc., an international specialty marketing services business, from February 1999 until October 2004. From September 1991 until January 1999, Mr. Fox was an executive of Revlon Inc. (NYSE: REV) and of Revlon Consumer Products Corporation ("RCPC"), holding various positions, including Senior Executive Vice President of Revlon, Inc., President of Strategic and Corporate Development, Revlon Worldwide, Chief Executive Officer of Revlon Technologies, and, until December 1997, was Chief Financial Officer of Revlon, Inc. Mr. Fox was concurrently Senior Vice President of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). Mr. Fox was a director of Revlon Inc. and RCPC from 1994 until April 1999. At various times, beginning in April 1983, Mr. Fox was also an executive officer of several affiliates of MacAndrews and Revlon, including Technicolor Inc., The Coleman Company, New World Entertainment and Revlon Group Incorporated. Mr. Fox served as a director and non-executive Co-Chairman of Loehmann's Holdings Inc. from October 2000 until October 2004. Mr. Fox currently serves as Vice Chairman of Barington Capital Group, L.P. and certain of its affiliates and has been the President, Chief Executive Officer and a director of Dynabazaar, Inc. (OTCBB:FAIM) since December 2004. Mr. Fox is also a director of Nephros, Inc. (AMEX:NEP).

     MR. BRUNT has served as our Chief Financial Officer and Secretary since April 2003. He has also served as Chief Financial Officer to Barington Capital Group, L.P. since January 2002 and as Chief Financial Officer and Secretary to Dynbazaar, Inc. (OTCBB:FAIM) since January 2004. In addition, from January 2002 to May 2004, he served as Chief Financial Officer and Secretary to MM Companies, Inc. (OTCBB:MMCO). From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company with offices throughout the United States. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc. and a Director of TCX International Inc. Both of those companies provided logistics support services to a wide variety of importing and exporting companies.

     MR. MITAROTONDA has served as one of our directors since September 2002, our Co-Chairman from April 2003 until May 2004 and our sole Chairman since May 2004. He served as our Co-Chief Executive Officer from April 2003 until May 2004 and our sole Chief Executive Officer from May 2004 to October 7, 2004. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also the Managing Director of Barington Companies Offshore Fund, Ltd. and President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund which seeks to be actively involved with its portfolio companies in order to enhance shareholder value. Mr. Mitarotonda is also a director of Register.com (NASDAQ:RCOM) and Dynabazaar, Inc. (OTCBB:FAIM) and served as the President and Chief Executive Officer of Dynabazaar, Inc. from January 2004 until December 2004. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates.

     MR. BERNS has served as one of our directors since October 2004. He has been the Vice Chairman and Executive Vice President of MDC Partners, Inc. (NASDAQ:MDCA) since September 2004. From August 1999 until September 2004, Mr. Berns was the Senior Vice President and Treasurer of The Interpublic Group of Companies, Inc. (NYSE:IPG), an organization of advertising agencies and marketing services companies. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. (NYSE:REV) from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns has served as a director for Liveperson, Inc. (NASDAQ:LPSN) since April 2002.

     MR. LIGUORI has served as one of our directors since October 2004. From January 2001 until January 2005, Mr. Liguori was a Managing Director and the Chief Retail Marketing Officer of Morgan Stanley's Individual Investor Group, a group that provides investment products and services for individuals. From June 2000 to October 2000, Mr. Liguori was the head of Citibanking North America's E-Consumer Division and from June 1998 to June 2000, was a Business Manager at Citibanking, N.A. Before joining Citibank, Mr. Liguori worked in general management and strategic marketing with the Kraft/Phillip Morris organization (NYSE:KFT) and Pepsico (NYSE:PEP).

     MR. MCMANUS has served as one of our directors since April 2003. Mr. McManus has been President and Chief Executive Officer of Misonix, Inc. (NASDAQ:MSON), a medical device company since November 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of NWH, Inc. (NASDAQ:NWIR), American Home Mortgage Holdings, Inc. (NYSE:AMH) and Novavax, Inc. (NASDAQ:NVAX). He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

     There is no family relationship between any of the foregoing directors or between any of such directors and any of our executive officers.

AUDIT COMMITTEE

     The Audit Committee currently consists of Steven Berns (Chairman), Steve Liquori and Michael McManus. The Board has determined that each member is "independent" under the NASD's listing standards and the applicable rules of the Securities Exchange Commission (the "SEC"), that each member is "financially literate" under the NASD's listing standards and that Mr. Berns qualifies as an Audit Committee Financial Expert under the applicable rules of the SEC.

     The Audit Committee hires our independent accountants and is charged with the responsibility of overseeing our financial reporting process. In the course of performing its functions, the Audit Committee reviews, with management and the independent accountants, our internal accounting controls, the annual financial statements, the report and recommendations of the independent accountants, the scope of the audit and the qualifications and independence of the auditors. A copy of the Audit Committee charter as adopted by the Board on October 7, 2004 is available upon request to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY, 10019, Attn:
Secretary.

CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, senior management and certain other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge, upon request. Requests for a copy of the Code of Business Conduct and Ethics can be made in writing to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY, 10019, Attn:
Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of the our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the SEC and with Nasdaq. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us and representations made to us, we believe that during the fiscal year ended December 31, 2004 all reports required by Section 16(a) to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis, except as follows: (i) Joseph R. Wright, Jr. filed late his Initial Statement of Beneficial Ownership of Securities on Form 3; and (ii) James A. Mitarotonda filed late one Statement of Changes in Beneficial Ownership on Form 4 relating to certain acquisitions of shares of common stock of the Company.

BOARD COMPOSITION

     We currently have five directors. At our December 22, 2004 meeting of our stockholders, our stockholders voted in favor of an amendment to our certificate of incorporation to eliminate the classification of our board of directors into three classes with staggered three-year terms, and all directors hereafter will be elected for one-year terms at each annual meeting of stockholders.

     Our board of directors is currently comprised of five (5) members, namely, James A. Mitarotonda, Steven Berns, William J. Fox, Michael A. McManus, Jr. and Stephen Liguori.

     Each officer is elected by, and serves at the discretion of, the Board. Each of our officers and directors, devote the amount of time necessary to discharge their duties to the Company. There are no family relationships among any of our directors, officers or key employees.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation received for services rendered to us for the years ended December 31, 2004, 2003 and 2002 by our Chief Executive Officer, individuals who served as our Chief Executive Officer during 2004 and our Chief Financial Officer (Named Executive Officers).


                                                                                                  LONG-TERM
                                                                  ANNUAL COMPENSATION            COMPENSATION
                                                      ----------------------------------------   ------------
                                                                                                 # SECURITIES
                                                                                  OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR    SALARY      BONUS   COMPENSATION   OPTIONS/SARS
----------------------------------------------------  ----    ------      -----   ------------   ------------
  William J. Fox, Chief Executive Officer...........  2004   $15,000        --         --              --
                                                      2003      --          --         --              --
                                                      2002      --          --         --              --

  James A. Mitarotonda, Chairman and Chief..........  2004   $37,000        --         --              --
  Executive Officer (resigned as Chief Executive      2003   $46,487        --         --            63,000
  Officer on October 2004)                            2002      --          --         --              --

  Seymour Holtzman, Co-Chairman and Co-Chief........  2004   $20,000        --         --              --
  Executive Officer (resigned as Co-Chairman and      2003   $10,000        --         --            63,000
  Co-Chief Executive Officer in May 2004)             2002      --          --         --              --

  Melvyn Brunt, Chief Financial Officer.............  2004     (1)          --         --              --
                                                      2003     (1)          --         --            14,000
                                                      2002      --          --         --              --
________

     (1) From April 2003 through May 16, 2004, the Company paid Barington Capital Group, L.P. ("Barington") a monthly fee of $7,290 for certain administrative and accounting services provided by Barington on its behalf, which includes services performed by Mr. Brunt, the Chief Financial Officer of Barington, on behalf of the Company. The Company entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, the Company paid Barington $8,000 per month for providing certain administrative, accounting and other services on its behalf in 2004. For more information, see "Certain Relationships and Related Transactions" in Item 13 of this Form 10-K.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2004. All such options were awarded under our 1996 Equity Incentive Plan. Number of securities and exercise prices reflect the reverse-forward stock split which took place on June 7, 2004.

     These options are either incentive stock options or nonqualified stock options. Options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by the Board on the date of grant according to the provisions of the 1996 Equity Incentive Plan.


                                 INDIVIDUAL GRANTS
                   -----------------------------------------------
                                                                    POTENTIAL REALIZABLE
                                                                      VALUE AT ASSUMED
                                                                      ANNUAL RATES OF
                   NUMBER OF     PERCENT OF                             STOCK PRICE
                   SECURITIES  TOTAL OPTIONS                            APPRECIATION
                   UNDERLYING     GRANTED                            FOR OPTIONS TERM (1)
                    OPTIONS      IN FISCAL    EXERCISE  EXPIRATION  ----------------------
         NAME       GRANTED         2004        PRICE     DATE           5%        10%
-----------------  ----------  -------------  --------  ----------  ----------  ----------
William Fox          67,347(2)       55         $1.82   11/16/2014    77,000     195,000
James Mitarotonda    56,000(3)       45         $1.82   11/16/2009    28,000      62,000
                   ----------  -------------
Total               123,347         100%


(1) The potential realizable value is calculated based on the term of the option at its time of grant, or 10 years. In accordance with the rules of the SEC, the following table also sets forth the potential realizable value over the term of the options, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

(2) In November 2004, we granted options to purchase 67,347 shares of common stock to William J. Fox. One-third of the options vest on the one year anniversary of the grant date and the remainder vest ratably per month over the next two years.

(3) In November 2004, we granted options to purchase 56,000 shares of common stock to Barington Capital Group, L.P. ("Barington") pursuant to the Administrative Services Agreement dated as of November 18, 2004. James Mitarotonda is the Chairman of the Board, President and Chief Executive Officer of Barington. The options granted to Barington are immediately exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table provides summary information concerning stock options held as of December 31, 2004 by each of the Named Executive Officers. Number of securities and exercise prices reflect the reverse-forward stock split which took place on June 7, 2004. The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $1.79 on December 31, 2004 less the exercise price.

                                                  NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                        SHARES      VALUE      OPTIONS AT FISCAL YEAR-END      FISCAL YEAR-END
                     ACQUIRED ON   REALIZED    --------------------------  --------------------------
NAME                  EXERCISE       ($)       EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------    -----------   --------    -----------  -------------  -----------  -------------

James Mitarotonda         --          --          182,000(1)        --          --            --
William Fox               --          --           16,800       67,347          --            --
Melvyn Brunt              --          --           14,000           --          --            --
                      --------     --------     ----------   ---------       --------     -------
Total                     --          --          212,800       67,347          --            --

(1) In May 2004, 63,000 options were transferred to Mr. Mitarotonda from Mr. Holtzman pursuant to the terms of a securities purchase agreement by and among Jewelcor Management, Inc., Seymour Holtzman, Barington Capital Group, L.P., James A. Mitarotonda and Ramius Securities, LLC, dated as of May 13, 2004.


DIRECTOR COMPENSATION

     In February 2003, our Board approved a plan that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the Board attended during their term of service. Attendance at Committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson. In 2004, we paid $116,000 for Board and Committee attendance. During the period of 2004, James Mitarotonda received $37,000 and William J. Fox received $30,000 as compensation for their service as directors while they were non-employee directors.

     Non-employee directors are granted a fully vested option to purchase 21,000 shares of common stock upon initial election and a fully vested option to purchase 1,400 shares of common stock on each anniversary of becoming a director during their term of service at an exercise price equal to the fair market value of a share of common stock as of the date of grant.

EMPLOYMENT CONTRACT, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all of our executive officers, administers our stock and option plans and establishes and reviews general policies relating to compensation and benefits. The compensation committee currently consists of Stephen Liguori and Michael A. McManus, Jr. The compensation committee is currently composed of independent, non-employee directors. No interlocking relationships exist among our Board, compensation committee or executive officers and the Board, compensation committee or executive officers of any other company, nor has an interlocking relationship existed in the past.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation committee generally believes that the compensation of the executive officers, including that of the Chief Executive Officer (each, an "Executive Officer" and collectively, the "Executive Officers"), should be influenced by our performance. The compensation committee establishes the salaries and bonuses of all of the Executive Officers by considering: (i) our financial performance for the past year; (ii) the achievement of certain objectives related to the particular Executive Officer's area of responsibility;
(iii) the salaries and bonuses of Executive Officers in similar positions of comparably-sized companies; and (iv) the relationship between revenue and Executive Officer compensation. No specific weight is given to any of these factors in the evaluation of an executive officer's base salary.

     To contain expenses in 2004, the compensation committee established a salary freeze on all of our employees. In approving the salary of the Company's Chief Executive Officer, the compensation committee generally follows the policies set forth above. However, as the Company does not have an operating business, the Chief Executive Officer was compensated at a level deemed reasonable and appropriate for the services being provided to the Company by the Chief Executive Officer.

     In 2004, the compensation committee did not establish bonus targets for the Executive Officers. In prior years, bonus targets have been equal to either 30% or 50% of base salary. Actual bonus amounts were based on both corporate and individual performance measurements. The corporate performance measurements were based on revenue and operating loss targets. No bonus payouts were made in 2004.

     In addition to salary and bonus, the compensation committee, from time to time, grants options to Executive Officers. The compensation committee views option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to our stock price, the compensation committee believes that options motivate Executive Officers to manage us in a manner that will also benefit stockholders. As such, the specific number of stock options granted to an Executive Officer is determined by the committee's perception of relative contributions or anticipated contributions to overall corporate performance. The committee also reviews the total number of options already held by individual executive officers at the time of grant.

      In 2004, we granted options to purchase 67,347 shares of common stock to William J. Fox and 56,000 shares to James Mitarotonda.

     In approving the Chief Executive Officers' salary, the compensation committee generally follows the policies set forth above.

                                                     COMPENSATION COMMITTEE
                                                     OF L Q CORPORATION, INC.


                                                    /s/  Stephen Liguori
                                                    --------------------
                                                    Stephen Liguori


                                                    /s/  Michael A. McManus, Jr.
                                                    ----------------------------
                                                    Michael A. McManus, Jr.

PERFORMANCE GRAPH

     The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index-U.S. and a group of former peer issuers selected in good faith and comprised of Intertrust Technologies Corporation (ITRU) and RealNetworks, Inc.
(RNWK). The graph assumes that $100 was invested on July 9, 1999, the date of our initial public offering, in our common stock, the Nasdaq Stock Market Index-U.S. and the peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG LQ CORPORATION INC, THE NASDAQ STOCK MARKET (U.S.) INDEX
                                AND A PEER GROUP

                                  [GRAPH HERE]

* $100 invested on July 9, 1999 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information with respect to beneficial ownership of our common stock as of March 22, 2005 by:

     o each person known by us who beneficially owns more than 5% of the common stock;

     o   each of our named executive officers;

     o   each of our directors; and

     o   all executive officers and directors as a group.

     Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of March 22, 2005 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 3,214,408 shares of common stock outstanding as of March 22, 2005, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. Numbers of shares in the following table and footnotes thereto have been adjusted to account for the Company's reverse-forward stock split which took effect on June 7, 2004.


                                                                     SHARES BENEFICIALLY
                                                                            OWNED
                                                                   ------------------------
NAME OF BENEFICIAL OWNER                                             NUMBER      PERCENT
-----------------------------------------------------------------  ------------ -----------
Lloyd I. Miller III(1)                                               408,446      12.71
   4550 Gordon Drive,
   Naples, Florida 34102
Phillip Goldstein(2)                                                 377,791      11.75
   60 Heritage Drive
   Plesantville, NY 10570
PNC Financial Services Group, Inc. and related entities(3)           339,694      10.57
   One PNC Plaza
   249 Fifth Avenue
   Pittsburgh, PA 15265
Coghill Capital Management, L.L.C. and related entities(4)           196,584       6.11
   One North Wacker Drive - Suite 4350
   Chicago, IL 60606
SC Fundamental Value Fund, L.P. and related entities(5)              195,660       6.09
   420 Lexington Avenue, Suite 2601
   New York, NY 10170
Jay Gottlieb(6)                                                      169,170       5.26
   27 Misty Brook Lane
   New Fairfield, CT 06812
Barington Companies Equity Partners, L.P. and related entities(7)    354,214      11.02
   c/o Barington Capital Group, L.P.
   888 Seventh Avenue, 17th Floor
   New York NY 10019
James A. Mitarotonda(8)                                              341,936      10.24
Steve Berns(9)                                                       21,000         *
Melvyn Brunt(10)                                                     14,000         *
William J. Fox(11)                                                   22,400         *
Steven Liquori(12)                                                   21,000         *
Michael McManus(13)                                                  22,400         *
All executive officers and directors as a group (6 persons)          442,736      13.14

-------------------

(1) On February 18, 2004, Lloyd I. Miller III filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 408,446 shares of Common Stock. According to this Schedule 13G/A, Mr. Miller holds sole dispositive and voting power with respect to 68,748 shares of the reported securities as (i) the manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual and shared dispositive and voting power with respect to 2,426,398 shares of the reported securities as an advisor to the trustee of certain family trusts.
(2) On March 16, 2004, Phillip Goldstein filed an amendment to Schedule 13D pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 377,791 shares of Common Stock.
(3) On February 10, 2004, PNC Financial Services Group, Inc. filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 339,694 shares of Common Stock as the total owned by three entities, PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association. The total shares of Common Stock reported are held in Trust Accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I. Miller, Jr. was Grantor and for which PNC Bank, National Association serves as Trustee.
(4) On February 16, 2005, Coghill Capital Management, L.L.C. filed a Schedule 13G, pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 196,384 shares of Common Stock as the total owned.
(5) On December 6, 2002, SC Fundamental Value Fund and related entities filed a Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 1,195,660 shares of Common Stock as the total owned.
(6) On November 17, 2004, Jay Gottlieb filed a Schedule 13D reporting ownership of 169,170 shares of Common Stock as the total owned.
(7)    On May 25, 2004, the Barington group jointly filed and amendment to
       Schedule 13D pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Echange Commission, reporting combined ownership of 298,214 shares of Common Stock as the total owned by the four entities. According to that Schedule 13D/A, Barington Company Equity Partners L.P. owns 67,438 shares of Common Stock, Ramius Securities, LLC owns 34,512 shares of Common Stock. Barington Capital Group, L.P. owns 80,598 shares of Common Stock and Starboard Value & Opportunity Fund, LLC owns 103,766 shares of Common Stock. Subsequent to this filing, Barington Capital Group, L.P. purchased an additional 11,900 shares of Common Stock and was granted an option to purchase 56,000 shares of Common Stock. Barington Companies Investors, LLC is the general partner of Barington Companies Equity Partners, L.P. James Mitarotonda is the managing member of Barington Companies Investors, LLC and Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P.
(8) Includes 67,438 shares of Common Stock owned by Barington Companies Equity Partners, L.P., 148,498 shares of Common Stock owned by Barington Capital Group, L.P. and 126,000 shares of Common Stock issuable upon the exercise of stock options excercisable within 60 days of March 22, 2005. James A. Mitarotonda is President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partner L.P., and Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. Consequently, Mr. Mitarotonda may be deemed to beneficially own all of the shares held by Barington Companies Equity Partners, L.P. and Barington Capital Group, L.P. Mr. Mitarotonda disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.
(9) Includes 21,000 shares of Common Stock issuable upon the exercise of stock options excercisable within 60 days of March 22,2005.
(10) Includes 14,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2005.
(11) Includes 22,400 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2005.
(12) Includes 21,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2005.
(13) Includes 22,400 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2005.

*  Does not exceed 1%.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information, as of December 31, 2004, concerning shares of our common stock authorized for issuance under all of our equity compensation plans (shares in thousands)

                                                                                             NUMBER OF SECURITIES
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE     REMAINING AVAILABLE FOR
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
        PLAN CATEGORY              OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND      EQUITY COMPENSATION PLANS
                                    WARRANTS AND RIGHTS                RIGHTS                (EXCLUDING SECURITIES
                                                                                            REFLECTED IN COLUMN (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans                   361                         1.93                         5,194
approved by security
holders

Equity compensation plans                    --                           --                            --
not approved by
security holders
                                     -------------                -------------                  -----------
         Total                              361                         1.93                         5,194

     On March 18, 2003, our Board elected to reduce the exercise price of all stock options by $2.50, but not lower than $0.10, to account for the $2.50 per share return of capital distribution made on January 29, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our Chairman and former Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,290 for certain administrative and accounting services provided by Barington on our behalf. During the same period, we also paid Jewelcor Management, Inc. ("Jewelcor"), a corporation whose Chairman and Chief Executive Officer is Seymour Holtzman, a fee of $5,000 for certain administrative services provided by Jewelcor on our behalf. Mr. Holtzman is a former Co-Chairman and Co-Chief Executive Officer of the Company. In May 2004, Mr. Holtzman resigned from the Board and Jewelcor ceased to provide administrative services to us. The Board then decided to enter into a new services arrangement with Barington, and it was agreed that all payments for services would be suspended until a new services arrangement was negotiated, although Barington continued to provide services on our behalf. We entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies for us at our request a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of our Common Stock. The options are fully exercisable and were granted with an exercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date.

     The services agreement with Barington was amended as of January 1, 2005 to, among other things, increase the monthly fee payable by the Company to Barington from $8,000 to $15,000 and increase the hourly fee payable for legal services from $125 per hour to $175 per hour. We believe that the fees payable to Barington are less than those that would be charged in arm's length transactions between unaffiliated third parties.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, PC has served as our independent accountant to perform the audit of our financial statements for the fiscal year ended December 31, 2004 and December 31, 2003. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2004 and 2003.

                                                            FISCAL      FISCAL
                               FEE CATEGORY                  2004        2003
                               Audit Fees (1)               $65,700     $42,500
                               Audit-Related Fees (2)          -           -
                               Tax Fees (3)                 $19,630     $12,780
                               All Other Fees (4)              -           -

                               Total All Fees               $85,330     $55,280

-----------------

(1) AUDIT FEES. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

(2) AUDIT-RELATED FEES. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees," These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

(3) TAX FEES. These consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include

(4) ALL OTHER FEES. These consist of other fees not reported in the above categories.

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT COMMITTEE

     The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent accountant. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent accountant.

     The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services per-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibits under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided. Prior approval need not be given with respect to the provision of non-audit services if certain "de minimus" provisions of
Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)(1) INDEX TO FINANCIAL STATEMENTS

     Please see the accompanying Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) The financial statement schedule of L Q Corporation, Inc. for the years ended December 31, 2004, 2003 and 2002 included in subsection (c) below is filed as part of this Annual Report and should be read in conjunction with the Financial Statement of L Q Corporation, Inc. - Schedule II - Valuation and Qualifying Accounts. Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3)  EXHIBITS

     Please see subsection (b) below.


 (b) EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

3.1      Certificate of Incorporation as currently in effect (6)
3.2      Bylaws as currently in effect (2)
4.2      Form of Specimen Stock Certificate (1)
4.3      Second Amended and Restated Investor Rights Agreement dated
         July 31, 1998 (1)
10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
10.2     1996 Equity Incentive Plan (1)
10.3     1999 Employee Stock Purchase Plan (1)
10.21    Summary Plan Description of 401(K) Plan (1)
10.50    2000 Nonstatutory Stock Option Plan (2)
10.71    Settlement Agreement with BeMusic, Inc. dated as of
         January 17, 2003 (3)
10.74 Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004 (5)
10.80 Administrative Services Agreement with Barington Capital Group, L.P. dated as of November 18, 2004
10.85 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of January 1, 2005
11.1     Statement regarding computation of per share earnings (4)
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of Rothstein Kass & Company, PC
24.1     Power of Attorney (contained in the signature page to this report)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+     confidential treatment received as to certain portions

(1) Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3) Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(4) This exhibit has been omitted because the information is shown in the financial statements or notes thereto
(5) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004
(6) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 16, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 31, 2005.



                                       By: /s/  William J. Fox
                                           -------------------------------------
                                           William J. Fox
                                           President and Chief Executive Officer


        SIGNATURE                                   TITLE                                  DATE


/s/ William J. Fox              President, Chief Executive Officer and Director        March 31, 2005
----------------------------             (Principal Executive Officer)
    William J. Fox


/s/ Melvyn Brunt                Chief Financial Officer (Principal Financial and       March 31, 2005
----------------------------                 Accounting Officer)
Melvyn Brunt


/s/ James A. Mitarotonda        Chairman and Director                                  March 31, 2005
----------------------------
James A. Mitarotonda


/s/ Stephen Liguori             Director                                               March 31, 2005
----------------------------
Stephen Liguori


/s/ Michael A. McManus, Jr.     Director                                               March 31, 2005
----------------------------
Michael A. McManus, Jr.


/s/ Steven Berns                Director                                               March 31, 2005
----------------------------
Steven Berns



                              L Q CORPORATION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Reports of Independent Registered Public Accounting Firms............  F-2 - F-3
Consolidated Balance Sheets..........................................     F-4
Consolidated Statements of Operations................................     F-5
Consolidated Statements of Stockholders' Equity......................     F-6
Consolidated Statements of Cash Flows................................     F-7
Notes to Consolidated Financial Statements...........................     F-8
Financial Statement Schedule II - Valuation and Qualifying Account...     F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of L Q Corporation, Inc.


We have audited the accompanying consolidated balance sheets of LQ Corporation, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003 , and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L Q Corporation, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with out audit of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under Item 15. In our opinion, these consolidated financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.




/s/  Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 21, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Liquid Audio, Inc.

     In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Liquid Audio Inc. (currently known as L Q Corporation, Inc.) and its subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 listed in the accompanying index, presented fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     As discussed in Note 1, in January 2003, Liquid Audio sold the majority of its operating assets, distributed $57.8 million to its stockholders and approved a plan to pursue strategic alternatives for its remaining assets including liquidation. A plan of liquidation would be subject to stockholder approval.



/s/ PRICEWATERHOUSECOOPERS LLP


San Jose, California
February 21, 2003,
except for Note 16,
as to which the date is March 25,2005.

                              L Q CORPORATION, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                  2004       2003
                                                               ---------- ----------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ...............................   $   6,432  $   9,077
   Accounts receivable, net ................................          --         28
   Other current assets ....................................         103        164
                                                               ---------- ----------
     Total current assets ..................................       6,535      9,269
                                                               ---------- ----------
              Total assets .................................   $   6,535  $   9,269
                                                               ========== ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accrued expenses and other current liabilities ..........   $     114  $   1,935
                                                               ---------- ----------


Stockholders' equity:
   Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,214,408 in 2004 and 23,176,858 in
   2003 shares issued and outstanding ......................           3         23
   Additional paid-in capital ..............................     146,006    146,053
   Accumulated deficit .....................................    (139,510)  (138,663)
   Accumulated other comprehensive income (loss) ...........         (78)       (79)
                                                               ---------- ----------
         Total stockholders' equity ........................       6,421      7,334
                                                               ---------- ----------
              Total liabilities and stockholders' equity ...   $   6,535  $   9,269
                                                               ========== ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      L Q CORPORATION, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2004        2003         2002
                                                         ---------   ---------   ---------
Net revenues:
   License ...........................................   $     --    $      4    $    108
   Services ..........................................         --          39         374
                                                         ---------   ---------   ---------
       Total net revenues ............................         --          43         482
                                                         ---------   ---------   ---------

Cost of net revenues:
   License ...........................................         --           5         388
   Services ..........................................         --           2         654
    Non-cash cost of revenues ........................         --          --          82
                                                         ---------   ---------   ---------
       Total cost of net revenues ....................         --           7       1,124
                                                         ---------   ---------   ---------

   Gross profit (loss) ...............................         --          36        (642)
                                                         ---------   ---------   ---------

Operating expenses:
   Sales and marketing ...............................         --         277       3,765
   Non-cash sales and marketing ......................         --          --         (28)
   Research and development ..........................         --         165       9,111
   Non-cash research and development .................         --          --           6
   General and administrative ........................        968       6,628      10,712
   Non-cash general and administrative ...............         --          --           1
   Impairment loss ...................................         --          --         689
   Restructuring .....................................         --       4,441       1,163
                                                         ---------   ---------   ---------
       Total operating expenses ......................        968      11,511      25,419
                                                         ---------   ---------   ---------

Loss from operations .................................       (968)    (11,475)    (26,061)
Interest income ......................................        148         242       1,347
Interest expense .....................................         --          --          50
Other income (expense), net ..........................        (27)         71         489
Gain on sale of intellectual property ................         --          --       7,000
Gain on sale of digital music fulfillment business ...         --       2,868          --
Merger termination fee ...............................         --          --      (2,100)
                                                         ---------   ---------   ---------
Net loss .............................................   $   (847)   $ (8,294)   $(19,275)
                                                         =========   =========   =========

Net loss per share:
   Basic and diluted .................................   $  (0.26)   $  (2.56)   $  (6.04)
                                                         =========   =========   =========
   Weighted average shares ...........................      3,232       3,243       3,189
                                                         =========   =========   =========


 The accompanying notes are an integral part of these consolidated financial statements.

                                              F-5

                              L Q CORPORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             ACCUMULATED
                                                     ADDITIONAL                                 OTHER                  COMPREHENSIVE
                                   COMMON STOCK       PAID-IN     UNEARNED   ACCUMULATED    COMPREHENSIVE                   INCOME
                              SHARES       AMOUNT     CAPITAL   COMPENSATION   DEFICIT      INCOME (LOSS)      TOTAL        (LOSS)
                            ------------   -------   ----------   --------   ------------   ------------    ---------    ----------
BALANCE AT DECEMBER 31,
 2001 ...................    22,709,305    $   23    $ 202,969    $   (43)   $  (111,094)   $       (30)    $ 91,825     $       0
Issuance of common stock
 for intellectual
 property ...............         4,071         0            0          0              0              0            0             0
Issuance of common stock
 warrants in connection
 with strategic marketing
 agreement ..............             0         0           82          0              0              0           82             0
Issuance of common stock
 in connection with
 employee stock
 purchase plan ..........        34,940         0           70          0              0              0           70             0
Issuance of common stock
 in connection with
 exercise of
 stock options ..........       396,512         O          753          0              0              0          753             0
Declared cash
 distribution payable
 to stockholders ........             0         0      (57,771)         0              0              0      (57,771)            0
Unearned compensation,
 net of effect of
  cancellations .........             0         0          (64)        64              0              0            0             0
Amortization of
 unearned Compensation ..             0         0            0        (21)             0              0          (21)            0
Cumulative translation
 adjustment .............             0         0            0          0              0            (45)         (45)          (45)
Net loss ................             0         0            0          0        (19,275)             0      (19,275)      (19,275)
                                                                                                                         ----------
Comprehensive loss ......             0         0            0          0              0              0            0     $ (19,320)

                            ------------   -------   ----------   --------   ------------   ------------    ---------    ==========
BALANCE AT DECEMBER 31,
 2002 ...................    23,144,828        23      146,039         --       (130,369)           (75)      15,618
                            ------------   -------   ----------   --------   ------------   ------------    ---------
Issuance of common stock
 in connection with
 exercise of stock
 options ................        32,030         0           14          0              0              0           14             0
Cumulative translation
 adjustment .............             0         0            0          0              0             (4)          (4)           (4)
Net loss ................             0         0            0          0         (8,294)             0       (8,294)       (8,294)
                                                                                                                         ----------
Comprehensive loss ......             0         0            0          0              0              0            0     $  (8,298)
                            ------------   -------   ----------   --------   ------------   ------------    ---------    ==========
BALANCE AT DECEMBER
 31, 2003 ...............    23,176,858        23      146,053         --       (138,663)           (79)       7,334
                            ------------   -------   ----------   --------   ------------   ------------    ---------

Effect of reverse forward                                                                             0            0             0
 split ..................   (19,932,879)      (20)          20          0              0
Cancellation of common                                                                                0            0             0
 stock ..................       (29,571)        0          (67)         0              0
Cumulative translation                                                                                1            1             1
 adjustments ............             0         0            0          0              0              0         (847)         (847)
Net loss ................             0         0            0          0           (847)                                ----------
Comprehensive loss ......             0         0            0          0              0              0            0     $    (846)
                            ------------   -------   ----------   --------   ------------   ------------    ---------    ==========
BALANCE AT DECEMBER 31,
 2004 ...................     3,214,408    $    3    $ 146,006    $     0    $  (139,510)   $       (78)    $  6,421
                            ============   =======   ==========   ========   ============   ============    =========


                                                                              F-6

                                      L Q CORPORATION, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                         2004        2003         2002
                                                                       ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $   (847)   $ (8,294)   $(19,275)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization ..................................         --         226       2,328
    Amortization of unearned compensation ..........................         --          --         (21)
    Gain on extinguishment of debt .................................         --          --        (343)
    Gain on sale of digital music fulfillment business
      and related assets ...........................................         --      (2,868)         --
    Non-cash cost of revenue .......................................         --          --          82
    Loss on disposal of and impairment of property and equipment ...         --          --         804
    Changes in assets and liabilities: .............................         --          --          --
       Accounts receivable from third parties ......................         28          32          70
       Restricted cash .............................................         --         826          --
       Other assets ................................................         61       1,204        (106)
       Accounts payable ............................................         --      (1,218)        111
       Accrued liabilities .........................................     (1,821)       (216)     (1,670)
       Deferred revenue from third parties .........................         --         (39)        (83)
                                                                       ---------   ---------   ---------
       Net cash used in operating activities .......................     (2,579)    (10,347)    (18,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment ..........................         --          --         (87)
    Proceeds from sale of digital music fulfillment
      business and related assets ..................................         --       3,200          --
                                                                       ---------   ---------   ---------
       Net cash provided by (used in) investing activities .........         --       3,200         (87)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distribution to stockholders ..............................         --     (57,771)         --
    Purchase of fractional shares ..................................        (67)         14         823
    Payments made under capital leases .............................         --          --         (28)
    Payments made under equipment loan .............................         --          --        (169)
                                                                       ---------   ---------   ---------
       Net cash provided by (used in) financing activities .........        (67)    (57,757)        626

Effect of exchange rates on cash and cash equivalents ..............          1          (4)        (45)
                                                                       ---------   ---------   ---------
Net decrease in cash and cash equivalents ..........................     (2,645)    (64,908)    (17,609)
Cash and cash equivalents at beginning of period ...................      9,077      73,985      91,594
                                                                       ---------   ---------   ---------

Cash and cash equivalents at end of period .........................   $  6,432    $  9,077    $ 73,985
                                                                       =========   =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest .........................................   $     --      $   24    $     31

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Declaration of cash distribution to stockholders ...............         --          --    $ 57,771
    Issuance of warrants in connection with strategic
      marketing agreements .........................................         --          --         822
     Issuance of common stock in connection with
       strategic marketing agreement ...............................         --          --          --


 The accompanying notes are an integral part of these consolidated financial statements.

                                              F-7

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     L Q Corporation, Inc. (formally known as Liquid Audio, Inc.) (the "Company") was incorporated in California in January 1996 and reincorporated in Delaware in April 1999. In July 2000, the Company established a wholly-owned subsidiary in the United Kingdom, Liquid Audio Europe PLC, which was reregistered in August 2001 as Liquid Audio Europe Limited, to develop sales in Europe.

     In September 2002, the Company sold the domestic and foreign rights to its entire patent portfolio for $7.0 million in cash to Microsoft Corporation. In addition to the cash consideration, the Company received an assignable perpetual royalty-free license to continue using the patented technology in its digital distribution system (the "Microsoft License").

     On January 24, 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP for $3.2 million. As part of the sale, the Company also transferred ownership of certain "Liquid Audio" related trademarks to Geneva and the Microsoft License. As a result of the sale, the Company is not currently operating any businesses.

     The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2004, the Company incurred a net loss of approximately $847,000 and negative cash flows from operations of approximately $2.6 million. In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, California. As of December 31, 2004, the Company had an accumulated deficit of approximately $139.5 million. The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns "investment securities" with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items). Securities issued by companies other than majority-owned subsidiaries are generally considered investment securities for purposes of the Investment Company Act. As a result of the Company's lack of an operating business, the significant cash balance as a percentage of the Company's total assets, the Company may have inadvertently become, or may become in the future if it fails to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, the Company believes that at all relevant times prior to the date of filing this Annual Report on Form 10-K, the Company has not been subject to regulation as an investment company under the Investment Company Act. Although the Company continues to consider future operating alternatives, including the possible acquisition of one or more operating businesses, the Company could become subject to regulation under the Investment Company Act in the future. Registration as an investment company would be very expensive and further deplete the Company's cash balances, which would leave it with fewer resources to pursue further operating alternatives. Registration would also subject the Company to restrictions that may be inconsistent with any future business strategy the Company may decide upon. In order to avoid these regulations, the Company may have to take actions that it would not otherwise choose to take to avoid registration under the Investment Company Act.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current period presentation.

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and its wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2004, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                               DECEMBER 31,
                                                       ------------------------
                                                         2004            2003
                                                       -------          -------
Cash and cash equivalents:
   Cash ......................................         $   53           $1,010
   Money market funds ........................          6,379            8,067
                                                       -------          -------
                                                       $6,432           $9,077
                                                       =======          =======


CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

REVENUE RECOGNITION

     Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable as prescribed in SOP No. 97-2, "Software Revenue Recognition." For arrangements with multiple elements, the total fee from the arrangement is allocated among each element based upon vendor specific objective evidence ("VSOE") of fair value. VSOE of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. VSOE of the fair value of other services, primarily consulting services, is based upon separate sales of these services. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the "residual method" as prescribed by SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." When VSOE of fair value does not exist for the undelivered elements, the total fee from the arrangement is recognized ratably over the period of the contract. The Company recognizes revenue allocated to maintenance ratably over the contract period, which is generally twelve months.

     Business development revenue primarily consists of license and maintenance fees from agreements under which the Company gives its strategic partners the right to license and use the Company's digital recorded music delivery technology. These U.S. dollar-denominated, non-refundable fees are allocated among the various elements of the contract based on VSOE of fair value. When VSOE of fair value exist for the undelivered elements, primarily maintenance, the Company accounts for the license portion based on the "residual method" as prescribed by SOP No. 98-9. When VSOE of fair value does not exist for the undelivered elements, the total fee from the business development arrangement is recognized ratably over the period of the contract. The total fee from business development arrangements is recognized when payment becomes due if extended payment terms exist. Extended payment terms are defined as payment terms outside the Company's customary business practice, generally greater than 90 days. Revenue is not recognized if the strategic partners stop making their contractual payments.

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

RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in the research and development of new products and enhancements of existing products are charged to expense as incurred until technological feasibility had been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product was available for general release to customers was capitalized and amortized over the estimated product life. The period between achieving technological feasibility and general release was short and software development costs qualifying for capitalization was insignificant. Accordingly, the Company has not capitalized any development costs in the periods presented.

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

         The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note
7).

     Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts in each of the years during the three year period ended December 31, 2004.

                                                            YEAR ENDED DECEMBER, 31
                                                       ---------------------------------
                                                         2004        2003         2002
                                                       ---------   ---------   ---------
Net loss--as reported ...............................  $   (847)   $ (8,294)   $(19,275)
Less stock-based compensation income (expense)
determined under fair value based method, net
of tax effects ......................................       (54)       (853)      1,399
                                                       ---------   ---------   ---------
Net loss--pro forma .................................  $   (901)   $ (9,147)   $(17,876)
                                                       =========   =========   =========
Basic and diluted net loss per share--as reported ...  $   (.26)   $  (2.56)   $  (6.04)
Basic and diluted net loss per share--pro forma .....      (.28)      (2.82)      (5.61)

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

INCOME TAXES

     The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

NET LOSS PER SHARE

     Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of stock warrants.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2004        2003        2002
                                                       ---------   ---------   ---------
Numerator:
   Net loss ........................................   $   (847)   $ (8,294)   $(19,275)
                                                       =========   =========   =========

Denominator:
   Weighted average shares .........................      3,232       3,243       3,189
                                                       ---------   ---------   ---------

   Denominator for basic and diluted calculation ...      3,232       3,243       3,189
                                                       =========   =========   =========

Net loss per share:
   Basic and diluted ...............................   $  (0.26)   $  (2.56)   $  (6.04)
                                                       =========   =========   =========

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                         2004         2003       2002
                                                       ---------   ---------   ---------

Common stock options ...............................        361       1,368       1,102
Common stock warrants ..............................         --         264         431


COMPREHENSIVE INCOME (LOSS)

     The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders' equity.

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

     International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):


                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                              2004          2003           2002
                                             -----          -----          -----
Domestic ..........................          $ --           $ 43           $435
International .....................            --             --             47
                                             -----          -----          -----
                                             $ --           $ 43           $482
                                             =====          =====          =====

     It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2004, 2003 and 2002

     Substantially all of the Company's assets as of December 31, 2004 and 2003 were located in the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have a material impact on operating results of the Company.

NOTE 2--RELATED PARTIES:

     In July 2003, we relocated our principal executive offices to 888 Seventh avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our Chairman and former Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,920 for certain administrative and accounting services provided by Barington on our behalf. During the same period, we also paid Jewelcor Management, Inc. (Jewelcor"), a corporation whose Chairman and Chief Executive Officer is Seymour Holtzman, a fee of $5,000 for certain administrative services provided by Jewelcor on our behalf. Mr. Holtzman is our former Co-Chairman and Co-Chief Executive Officer. In May 2004, Mr. Holtzman resigned from the Board and Jewelcor ceased to provide administrative services to us. The Board then decided to enter into a new services arrangement with Barington, and it was agreed that all payments for services would be suspended until a new services arrangement was negotiated, although Barington continued to provide services on our behalf during this suspension of payment. We entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the a amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of the our Common Stock. The options are fully excercisable and were granted with an excercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date. On January 1, 2005, we amended (the "Amendment") our services agreement with Barington. The Amendment increased the monthly fee payable to Barington to $15,000 and the hourly fee payable for legal services to $175.


NOTE 3--BALANCE SHEET COMPONENTS (IN THOUSANDS):

Depreciation expense for 2004, 2003 and 2002 was $0, 226 and $1,961 respectively. Amortization expense for purchased software, website and software development costs for 2004, 2003 and 2002 was $0, $0 and $367 respectively.

     An impairment loss of $689 was recorded in the three months ended December 31, 2002 to write-down property and equipment to fair value. The Company's property and equipment were devalued when the Company terminated its merger agreement with Alliance in November 2002. If the merger had been approved, the Company's property and equipment would have remained in use with the continuation of its digital music fulfillment business under the combined entity. When the Company terminated the merger agreement with Alliance, certain property and equipment were no longer in use and the Company had to devalue the economic life of the property and equipment remaining in use. In January 2003, the Company announced the sale of its digital music fulfillment business and related assets to Geneva. These assets included certain property and equipment. The Company determined the fair value of the assets remaining in use and those assets sold to Geneva based on quoted market prices obtained from a business auction and valuation firm dealing in similar assets.

                                                                 DECEMBER 31,
                                                             -------------------
                                                              2004        2003
                                                             -------     -------
Accrued expenses and other current liabilities:

     Consulting and professional services ..............     $  104      $  124
     Litigation settlement .............................         --       1,766
     Other .............................................         10          45
                                                             -------     -------
                                                             $  114      $1,935
                                                             =======     =======


NOTE 4--COMMON STOCK:

     On December 6, 2002, the Company announced a return of capital cash distribution to the Company's common stockholders of $2.50 per share, payable on December 20, 2002 to stockholders of record as of December 10, 2002. After a delay due to a lawsuit filed against the Company by BeMusic, Inc. (see Note 9--Commitments and Contingencies: Litigation), the Company paid this return of capital cash distribution on January 29, 2003, for a total of $57.8 million.

     At the September 29, 2003 meeting of the Company's stockholders, the stockholders approved amendments to the Company's certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the "Reverse/Forward Stock Split"), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the "Share Reduction"). On June 7, 2004, the Company filed amendments to its Certificate of Incorporation to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004. All weighted average and earnings per share amounts have been restated to reflect the retroactive effect of the Reverse/Forward Stock Split except for the capitalization of the Company.

     On August 4, 2004, the Company retired approximately 30,000 shares of common stock.

NOTE 5--PREFERRED STOCK RIGHTS AGREEMENTS:

     On April 15, 2003, the Company's Board of Directors approved the repeal of the Preferred Stock Rights Agreement. The Preferred Stock Rights Agreement gave rights to stockholders, exercisable after a person or group announced acquisition of 10% or more of the Company's common stock or announced commencement of a tender or exchange offer the consummation of which would have resulted in ownership by the person or group of 10% or more of the Company's common stock to acquire shares of the Company's common stock or shares of any company in which the Company was merged.

NOTE 6--WARRANTS:

     In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of the Company's common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. The remaining warrants to purchase 254,000 shares of common stock expired in June 2004.

     In December 2000, the Company signed an agreement with BMG Entertainment to obtain the right to distribute BMG sound recordings and related artwork through kiosks. In connection with this agreement, the Company granted warrants to purchase a total of 233,300 shares of common stock. Of the total, warrants to purchase 77,768 shares vested in December 2001, and the cost was remeasured each quarter until a commitment for performance was reached or the warrant vested based on market data. At December 4, 2001, the 77,768 shares under this warrant were valued at $175,000, of which $163,000 and $12,000 was recognized as non-cash cost of net revenues in 2001 and 2000, respectively. The remaining warrants to purchase common shares were scheduled to vest at 6,481 shares per month commencing December 2001 for one year and 6,480 shares per month commencing December 2002 for one year. The Company had the option to terminate the agreement, repurchase the 50,000 shares of common stock and provide for the warrants to expire immediately if BMG failed to make available to the Company a specified minimum number of sound recordings in a specific time period. BMG failed to make available the minimum number of sound recordings in the specific time period, and accordingly in August 2002 the Company terminated the agreement, repurchased the 50,000 shares of common stock, notified BMG of the immediate expiration of the warrants and ceased recognizing non-cash cost of revenues for the warrants. The Company recorded a total of $82,000 and $9,000 as non-cash cost of revenue in 2002 and 2001 related to the warrants. No warrants to purchase common stock are outstanding at December 31, 2004 and 2003, respectively.

NOTE 7--EMPLOYEE BENEFIT PLANS:

401(k) SAVINGS PLAN

     The Company sponsored a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company elected to contribute matching and discretionary contributions to the plan. The Company is not required to contribute to the 401(k) plan, but in 2002 and 2001 elected to match contributions up to a maximum of $2,000 per employee, with a two year vesting schedule. As a result, the Company contributed and expensed $0, $0 and $95,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is in the process of terminating the 401(K) plan.

STOCK OPTION PLANS

     In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan"), which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the 1996 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the 1996 Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less than 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the 1996 Plan was also amended to provide for annual increases on January 1 equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. For the year ended December 31, 2004, approximately 188,000 options were granted under the 1996 plan.

     In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested. No options were granted under the 2000 Plan for the year ended December 31, 2004 and 2003 respectively.

     The following table summarizes stock option activity under the plans (shares in thousands):

                                                     OPTIONS OUTSTANDING
                                                     ------------------
                                                                WEIGHTED
                                        OPTIONS                 AVERAGE
                                       AVAILABLE                EXERCISE PRICE
                                       FOR GRANT     SHARES     PER SHARE
                                        -------      -------      -----

BALANCE AT DECEMBER 31, 2001 .........   1,928        2,921       6.84
  Additional options authorized ......   1,135           --         --
  Options granted ....................    (248)         248       2.45
  Options exercised ..................      --         (397)      1.90
  Options canceled ...................   1,670       (1,670)      7.08
                                        -------      -------     -----

BALANCE AT DECEMBER 31, 2002 .........   4,485        1,102       7.31
  Additional options authorized ......      --           --         --
  Options granted ....................  (1,690)       1,690       1.24
  Options exercised ..................      --          (32)       .22
  Options canceled ...................   1,392       (1,392)      7.41
                                        -------      -------     -----

BALANCE AT DECEMBER 31, 2003 .........   4,187        1,368        .29
  Options granted ....................    (188)         188       1.82
  Options exercised ..................      --           --         --
                                        -------      -------     -----
  Options canceled ...................   1,195       (1,195)       .29
                                        =======      =======     =====

BALANCE AT DECEMBER 31, 2004 .........   5,194          361       1.93
                                        =======      =======     =====

     The following table summarizes information concerning outstanding and exercisable options for all stock option plans as of December 31, 2004 options (shares in thousands):

                                                                  OPTIONS VESTED AND
                           OPTIONS OUTSTANDING                    EXERCISABLE
                           -----------------------------------    ---------------------
                                        WEIGHTED       WEIGHTED                 WEIGHTED
                                        AVERAGE        AVERAGE                  AVERAGE
                                        REMAINING      EXERCISE                 EXERCISE
                           NUMBER       CONTRACTUAL    PRICE PER  NUMBER        PRICE PER
RANGE OF EXERCISE PRICES   OUTSTANDING  LIFE (YEARS)   SHARE      OUTSTANDING   SHARE
------------------------   -----------  ------------   -------    -----------   -------
$.79 ...............                4           7.8    $  .79              4    $ 0.79
$2.07 ..............              169           8.3      2.07            169      2.07
$1.82 ..............              188           8.3      1.82             56      1.82
                           -----------                            -----------
                                  361             0    $ 1.89            230    $ 1.99
                           ===========                            ===========

As of December 31, 2004 options were exercisable at weighted average exercise prices of $2.02.

EMPLOYEE STOCK PURCHASE PLAN

     In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On January 1, each year, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to

15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan was 34,940. No shares of Common Stock were issued under the Purchase Plan in 2004 and 2003 respectively.

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

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

STOCK OPTIONS                                         YEAR ENDED DECEMBER 31,
-------------                                      -----------------------------
                                                    2004      2003       2002
                                                   -------  --------  ----------
Risk-free rates ..................................  4.00%     1.28%   1.74-3.71%
Expected lives (in years) ........................   5-10       1.0      1.0-3.1
Dividend yield ...................................   0.0%      0.0%         0.0%
Expected volatility .............................. 36.39%    140.0%        58.0%


EMPLOYEE STOCK PURCHASE PLAN                          YEAR ENDED DECEMBER 31,
----------------------------                       -----------------------------
                                                    2004      2003       2002
                                                   -------  --------  ----------
Risk-free rates ..................................     --         --  1.94-3.87%
Expected lives (in years) ........................     --         --     0.5-1.0
Dividend yield ...................................     --         --        0.0%
Expected volatility ..............................     --         --       20.2%

     The weighted average fair value of options granted were:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    2004      2003       2002
                                                   --------  --------  --------
Weighted average fair value of options
  granted during period .......................... $  1.82   $   .14   $  0.76
Weighted average fair value of purchase
  rights granted during period ...................      --        --      0.53

NOTE 8--INCOME TAXES:

     Deferred taxes are composed of the following (in thousands):

                                                                 DECEMBER 31,
                                                             -------------------
                                                               2004      2003
                                                             --------   --------
Deferred tax assets (liabilities)
   Net operating loss and tax credit carryforwards .......   $ 8,617    $ 7,845
   Depreciation and amortization .........................        45        652
   Accrual and other .....................................        38         46
                                                             --------   --------
   Total deferred tax assets .............................     8,701      8,543
   Less: Valuation allowance .............................    (8,701)    (8,543)
                                                             --------   --------
Net deferred tax assets ..................................   $    --    $    --
                                                             ========   ========

     At December 31, 2004, the Company had approximately $18.9 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2013. At December 31, 2004, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

     The total net operating loss carry-forwards ("NOL") of $18.9 million has been reduced, for financial reporting purposes by $117.2 million for federal and $48.9 million for state, which is unlikely ever to be utilized due to the application of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOL's therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

     The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2004 and 2003. The valuation allowance increased by approximately $158,000 in the year ended December 31, 2004.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company terminated all property leases in 2003 other than a month to month lease on a small office in Foster City, California . The office in Foster City was vacated in September 2004.

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 2004        2003       2002
                                                -------     ------    --------
Rent expense (in thousands)................     $   10      $ 532     $ 2,340


LITIGATION

     From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome and has therefore not recorded a liability, except as described below. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

     In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

     On or about April 7, 2000, SightSound filed an Amended Complaint in a lawsuit in the United States District Court for the Western District of Pennsylvania (the "Pennsylvania Court") alleging that certain former customers of ours, N2K, Inc., CDNow, Inc. and CDNow Online, Inc., which have since merged into BeMusic, infringed one or more of three patents of SightSound (Nos. 5,191,573; 5,675,734; and 5,996,440). In January 2002, we agreed to share evenly with CDNow Online, Inc. all legal fees incurred by CDNow Online, Inc. in defending the patent infringement action, but required BeMusic to consult in good faith with us regarding its defense and/or settlement of the patent infringement action. On February 20, 2004, an Order was entered in the Pennsylvania Court ending the lawsuit by SightSound against BeMusic. As a result of the entry of the Order and pursuant to a separate agreement between SightSound and BeMusic executed on February 12, 2004, SightSound dismissed the SightSound litigation and released all claims against us. Entry of the Order also made effective a Settlement Agreement and Mutual Release executed on February 13, 2004 by us and BeMusic (the "Settlement Agreement"). The Settlement Agreement finally resolves all matters between BeMusic and us relating to the SightSound litigation. Under the terms of the Settlement Agreement, we paid $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation. These payments were in addition to $335,827 previously paid by us for our share of attorney fees incurred in connection with this matter. As a result of the Settlement Agreement, we have no further obligation to maintain available cash on hand in connection with the SightSound litigation. Neither party to the Settlement Agreement admitted any wrongdoing or any indemnification obligations in connection with this litigation.

     We, certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York, on July 20, 2001, IN RE LIQUID AUDIO, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these "IPO allocation" Securities class actions currently pending in the Southern District of New York are assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as in re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. The issuer defendants in the coordinated proceedings, including Liquid Audio, filed omnibus motions to dismiss the actions. In October 2002, our directors and officers were dismissed without prejudice pursuant to a tolling agreement. In February 2003, the court issued a ruling denying the motion to dismiss with respect to the claims against us. In June 2004, a stipulation of settlement, for the release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants' insurance carriers and an assignment of certain claims, was submitted to the Court for approval. The settlement is subject to a number of conditions, including approval of the Court. On February 15, 2005, the Court granted a conditional preliminary approval of the stipulation of settlement. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

GUARANTEES, WARRANTIES AND INDEMNIFICATION

     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage it believes the fair value of these indemnification agreements is minimal.

     In the Company's sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. Except for the Sightsound legal matter (see LITIGATION above), to date the Company has not paid any amounts to settle claims or defend lawsuits related to indemnification under its sales agreements.

NOTE 10--RESTRUCTURING:

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

     In January 2003, the Company adopted another corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company's digital music fulfillment business and related assets to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva.

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

     The Company did not incur any restructuring charges during the year ended December 31, 2004.

     A summary of the restructuring cost is outlined as follows (in thousands):


                                                   SEVERANCE
                                                   AND                     ASSET
                                                   BENEFITS   FACILITIES   IMPAIRMENTS   TOTAL
                                                   --------   ----------   -----------   --------
       Restructuring reserve balance at January
          1, 2002 ..............................   $    --    $     523    $       --    $   523
     Severance and benefits ....................       852           --            --        852
     Accrued lease costs .......................        --          155            --        155
     Property and equipment impairment .........        --           --           156        156
                                                   --------   ----------   -----------   --------
     Total .....................................       852          678           156      1,686
     Cash paid .................................      (852)        (678)           --     (1,530)
     Non-cash ..................................        --           --          (156)      (156)
                                                   --------   ----------   -----------   --------
       Restructuring reserve balance at December
          31, 2002 .............................   $    --    $      --    $       --    $    --
                                                   --------   ----------   -----------   --------


     Severance and benefits ....................       796           --            --        796
     Lease termination fee .....................        --        3,599            --      3,599
     Asset  impairment .........................        --           --            46         46
                                                   --------   ----------   -----------   --------
     Total .....................................       796        3,599            46      4,441
     Cash paid .................................      (796)      (3,599)           --     (4,395)
                                                   --------   ----------   -----------   --------
     Non-cash ..................................        --           --           (46)       (46)
                                                   --------   ----------   -----------   --------
       Restructuring reserve balance at December
          31, 2003 .............................   $    --    $      --    $       --    $    --
                                                   ========   ==========   ===========  =========


NOTE 11--MERGER:

     On June 12, 2002, the Company signed a definitive merger agreement with Alliance Entertainment Corp. ("Alliance"), a privately-held home entertainment product distribution, fulfillment and infrastructure company. On July 14, 2002, the Company and Alliance executed an amended and restated merger agreement that modified certain terms of the previously announced merger agreement. On November 8, 2002, the Company and Alliance agreed to terminate the merger agreement. The Company consequently paid a termination fee of $2,100,000 to Alliance, which is recorded as Merger Termination Fee in 2002.

NOTE 12--SALE OF INTELLECTUAL PROPERTY:

     In September 2002, the Company entered into an agreement with Microsoft Corp. ("Microsoft") that enables Microsoft to acquire the domestic and foreign rights to the Company's entire patent portfolio for $7,000,000 in cash. Since its inception, the Company has been awarded several key patents related to its technology and product architecture. These include patents in the areas of digital rights management ("DRM"), technology for secure content transfer to portable devices and the ability to honor territorial restrictions for digital music content. The Company had not previously capitalized any costs with respect to the patents. In addition to the cash consideration, the Company received an assignable perpetual royalty-free license to continue using the patented technology in its digital distribution system ("Microsoft License"). There are no restrictions to the use of the patents under this royalty-free license other than allowing only one transfer of such royalty-free license to another entity. The $7,000,000 is recorded as Gain on Sale of Intellectual Property in 2002.

NOTE 13--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):


                                                                    THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------
                                        MARCH     JUNE      SEPT.     DEC.      MARCH     JUNE      SEPT.     DEC.
                                        31, 2004  30, 2004  30, 2004  31, 2004  31, 2003  30, 2003  30, 2003  31, 2003
                                        -------------------------------------------------------------------------------
Net revenue                             $   --    $   --    $   --    $   --        43    $    --   $  --     $    --
Gross profit (loss)                         --        --        --        --        36         --      --          --
Net loss                                  (134)     (353)     (185)     (175)   (1,188)    (4,894)   (426)     (1,786)
Net loss per share, basic and diluted     (.04)     (.11)     (.06)     (.05)     (.05)      (.21)   (.02)       (.08)
Weighted average shares used in per
share calculation                        3,245     3,243     3,238     3,213     3,241      3,243   3,246       3,246
-----------------------------------------------------------------------------------------------------------------------

NOTE 14--SALE OF DIGITAL MUSIC FULFILLMENT BUSINESS

     In January 2003, the Company entered into an agreement to sell its digital music fulfillment business and related assets (approximately $332,000) to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP for $3,200,000. As part of the sale, the Company also transferred ownership of certain "Liquid Audio" related trademarks to Geneva and the Microsoft License. The Company recorded a gain on sale of Digital Music Fulfillment Business of $2,868,000 in 2003. As a result of the sale, the Company is not currently operating any businesses.

NOTE 15---DECREASE IN STOCK OPTION EXERCISE PRICE

     On March 18, 2003, the Company's Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10. Consequently, the Company accounts for approximately 61,000 of the stock options as variable.

NOTE 16---REVERSE/FORWARD STOCK SPLIT

     At the September 29, 2003 meeting of the Company's stockholders, the stockholders approved amendments to the Company's certificate of incorporation to effect a 1-for-250 followed immediately by a 35-for-1 Reverse/Forward Stock Split as well as the Share Reduction. On June 7, 2004, the Company filed amendments to its Certificate of Incorporation to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004. All weighted average and earnings per amounts have been restated to reflect the retroactive effect of the Reverse/Forward Stock Split except for the capitalization of the Company.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     The following is a summary of valuation and qualifying accounts for the periods shown:

                                                 ADDITIONS
                                                  CHARGED
                                       BALANCE   (CREDITED)
                                       AT         TO COSTS                 BALANCE
                                       BEGINNING    AND                   AT END OF
                                       OF YEAR    EXPENSES    DEDUCTIONS    YEAR
                                       ---------  ---------   ----------  ---------
DECEMBER 31, 2002
Allowance for Doubtful Accounts        $    325   $      0    $    (179)  $    146

DECEMBER 31, 2003
Allowance for Doubtful Accounts        $    146   $      0    $    (146)  $      0

DECEMBER 31, 2004
Allowance for Doubtful Accounts
                                       $      0   $      0    $       0   $      0

EXHIBIT INDEX


3.1      Certificate of Incorporation as currently in effect (6)
3.2      Bylaws as currently in effect (2)
4.2      Form of Specimen Stock Certificate (1)
4.3      Second Amended and Restated Investor Rights Agreement dated July 31,
         1998 (1)
10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (1)
10.2     1996 Equity Incentive Plan (1)
10.3     1999 Employee Stock Purchase Plan (1)
10.22    Summary Plan Description of 401(K) Plan (1)
10.50    2000 Nonstatutory Stock Option Plan (2)
10.71    Settlement Agreement with BeMusic, Inc. dated as of
         January 17, 2003 (3)
10.74 Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004 (5)
10.80 Administrative Services Agreement with Barington Capital Group, L.P. dated as of November 18, 2004
10.85 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of January 1, 2005
11.1     Statement regarding computation of per share earnings (4)
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of Rothstein Kass & Company, PC
24.1     Power of Attorney (contained in the signature page to this report)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------

+     confidential treatment received as to certain portions

(1) Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999
(2) incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000
(3) Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003
(4) this exhibit has been omitted because the information is shown in the financial statements or notes thereto
(5) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004
(6) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 16, 2004