Form 10-Q
period 2005-03-31
LQ CORP INC
filed 2005-05-13
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                       ==================================

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to ___________________.

                        COMMISSION FILE NUMBER 000-25977

                       ==================================

                              L Q CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        77-0421089
-------------------------------------                   -----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

888 SEVENTH AVE., 17TH FLOOR, NEW YORK, NY                             10019
-------------------------------------------                         ----------
 (Address of  principal executive offices)                          (Zip Code)

                                 (212) 974-5730
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 9, 2005, there were 3,214,408 shares of registrant's Common Stock outstanding.

                              L Q CORPORATION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1.  FINANCIAL STATEMENTS (unaudited)...................................1
              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2005 AND DECEMBER 31, 2004
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS .......................................9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........14
   ITEM 4.  CONTROLS AND PROCEDURES...........................................14

PART II. OTHER INFORMATION....................................................15

   ITEM 1.  LEGAL PROCEEDINGS.................................................15
   ITEM 6.  EXHIBITS..........................................................16

SIGNATURES....................................................................18

ITEM 1.FINANCIAL STATEMENTS

                                            L Q CORPORATION, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)


                                                                          MARCH 31,
                                                                            2005              DECEMBER 31,
                                                                          UNAUDITED               2004
                                                                       ---------------      ---------------
ASSETS
Current assets:
     Cash and cash equivalents ...................................     $         6,350      $         6,432
     Other current assets ........................................                  55                  103
                                                                       ---------------      ---------------

         Total current assets ....................................               6,405                6,535
                                                                       ---------------      ---------------
         Total assets ............................................     $         6,405      $         6,535
                                                                       ===============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses and other current liabilities ..............     $           109      $           114
                                                                       ---------------      ---------------
         Total current liabilities ...............................                 109                  114
                                                                       ---------------      ---------------

Stockholders' equity:
     Common stock, $0.001 par value; 30,000,000 shares
       authorized; 3,214,408 shares issued and outstanding
       at March 31, 2005 and December 31, 2004 ...................                   3                    3
     Additional paid-in capital ..................................             146,006              146,006

     Accumulated deficit .........................................            (139,622)            (139,510)
     Accumulated other comprehensive loss (net) ..................                 (91)                 (78)
                                                                       ---------------      ---------------

         Total stockholders' equity ..............................               6,296                6,421
                                                                       ---------------      ---------------

         Total liabilities and stockholders' equity ..............     $         6,405      $         6,535
                                                                       ===============      ===============

                   See accompanying notes to condensed consolidated financial statements.


                                                     1

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2005           2004
                                                         -------        -------
Revenues ..........................................      $    --        $    --
                                                         -------        -------
Operating expenses:
    General and administrative ....................          161            179
                                                         -------        -------
Loss from operations ..............................         (161)          (179)
Other income (expense), net .......................           49             45
                                                         -------        -------
    Net loss ......................................      $  (112)       $  (134)
                                                         =======        =======

Net loss per share:
    Basic and diluted .............................      $  (.03)       $  (.04)
                                                         =======        =======
    Weighted average shares .......................        3,214          3,244
                                                         =======        =======

     See accompanying notes to condensed consolidated financial statements.

                                  L Q CORPORATION, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS; UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   --------------------
                                                                     2005        2004
                                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................     $  (112)     $  (134)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Accounts receivable ..................................          --           28
        Other current assets .................................          48           97
        Accrued expenses and other current liabilities .......          (5)      (1,890)
                                                                   -------      -------

              Net cash used in operating activities ..........         (69)      (1,899)
                                                                   -------      -------

Effects of exchange rates on cash and cash equivalents .......         (13)          (1)
                                                                   -------      -------

Net decrease in cash and cash equivalents ....................         (82)      (1,900)

Cash and cash equivalents, beginning of period ...............       6,432        9,077
                                                                   -------      -------

Cash and cash equivalents, end of period .....................     $ 6,350      $ 7,177
                                                                   =======      =======

     See accompanying notes to condensed consolidated financial statements.


                                           3

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

         At our September 29, 2003 meeting of our stockholders, our stockholders approved amendments to our certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the "Reverse/Forward Stock Split"), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the "Share Reduction"). On June 7, 2004, we filed amendments necessary to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004 with an effective date as of June 8, 2004. All weighted average and earnings per share amounts have been restated to reflect the retroactive effect of the Reverse/Forward Stock Split.

         Our common stock is reported currently on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the Reverse/Forward stock split. The market price of our common stock as of March 17, 2005 was $1.67 per share.

         The Company has incurred losses and negative cash flows from operations for every year since inception. For the three months ended March 31, 2005, the Company incurred a net loss of approximately $112,000 and negative cash flows from operations of approximately $69,000. As of March 31, 2005, the Company had an accumulated deficit of approximately $139.6 million. The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by us and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the period ended March 31, 2005 is not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

         These unaudited condensed consolidated interim financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes as included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 31, 2005.

PRINCIPLES OF CONSOLIDATION

         The financial statements include our accounts and our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At March 31, 2005, and at various times during the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                  MARCH 31,        DECEMBER 31,
                                                    2005               2004
                                               --------------     --------------
         Cash and cash equivalents:
             Cash ........................     $           10     $           53
             Money market funds ..........              6,340              6,379
                                               --------------     --------------
                                               $        6,350     $        6,432
                                               ==============     ==============

CONCENTRATION OF CREDIT RISK

         Substantially all of the Company's cash and cash equivalents are invested in highly liquid money market funds.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, including cash and cash equivalents and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STOCK-BASED COMPENSATION

         The Company complies with SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.

         We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         Consistent with the disclosure provisions of SFAS 123 and SFAS 148, our net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                       2005       2004
                                                                      -----       -----
Net loss--as reported ...........................................     $(112)      $(134)
Less stock-based compensation (income) expense determined
  under fair value based method, net of tax effects .............        (6)        (45)
                                                                      -----       -----
Net loss--pro forma .............................................     $(118)      $(179)
                                                                      =====       =====
Basic and diluted net loss per share--as reported ...............     $(.03)      $(.04)
Basic and diluted net loss per share--pro forma .................     $(.04)      $(.06)

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supercedes APR No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchanges for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

         The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have a material impact on operating results of the Company.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCRUED LIABILITIES:

      The components of accrued liabilities are as follows (in thousands):

                                                             MARCH 31,       DECEMBER 31,
                                                               2005              2004
                                                           ------------      ------------
         Accrued liabilities:
             Consulting and professional services ......   $        109      $        104
             Other .....................................             --                10
                                                           ------------      ------------
                                                           $        109      $        114
                                                           ============      ============

NOTE 3 - COMPREHENSIVE LOSS:

         Comprehensive loss includes net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                            2005         2004
                                                            -----        -----
         Comprehensive loss:
         Net loss .......................................   $(112)       $(134)
         Foreign currency translation adjustments .......     (13)          (1)
                                                            -----        -----
                                                            $(125)       $(135)
                                                            =====        =====

NOTE 4 - NET LOSS PER SHARE:

         Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of common stock warrants, as follows.

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                    ------------------
                                                     2005         2004
                                                    -----        -----
         Common stock options .................       349        1,368
         Common stock warrants ................        --          264
                                                    -----        -----
                                                      349        1,632
                                                    =====        =====

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONTINGENCIES AND LEGAL PROCEEDINGS:

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

         We, certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York on July 20, 2001, IN RE LIQUID AUDIO, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these "IPO allocation" securities class actions currently pending in the Southern District of New York are assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as IN RE LIQUID AUDIO, INC. INITIAL PUBLIC OFFERING SECURITIES LITIGATION, 21 MC 92. The issuer defendants in the coordinated proceedings including the Company, filed omnibus motions to dismiss the actions. In October 2002, our former directors and officers named as defendants were dismissed without prejudice pursuant to a tolling agreement. In February 2003, the court issued a ruling denying the motion to dismiss with respect to the claims against us. In June 2004, a stipulation of settlement for the release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants' insurance carriers and an assignment of certain claims, was submitted to the Court for approval. The settlement is subject to a number of conditions, including approval of the Court. On February 15, 2005, the Court granted a conditional preliminary approval of the stipulation of settlement. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth under the caption "Additional Factors Affecting Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the description of our business included elsewhere in this report and "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

OVERVIEW

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2005 AND 2004

TOTAL REVENUES

         We did not derive any revenues in each of the three months ended March 31, 2005 and March 31, 2004 due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

TOTAL COST OF NET REVENUES

         We had no sales or costs relating to sales for each of the three months ended March 31, 2005 and March 31, 2004, since we are not currently operating any businesses.

OPERATING EXPENSES

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 10% to $161,000 for the three months ended March 31, 2005 from $179,000 in the comparable period of 2004. This decrease was primarily due to the cessation of business activity.

         OTHER INCOME (EXPENSE), NET. Other income was $49,000 for the three months ended March 31, 2005 and $45,000 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had approximately $6.35 million of cash and cash equivalents.

         Net cash used in operating activities was $69,000 compared to net cash used of $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used for operating activities in the 2004 period was primarily the result of the payment of $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation, combined with our $134,000 operating loss. Net cash used for operating activities in 2005 was primarily the result of payment of general and administrative expenses, combined with our operating loss of $112,000.

         We have no material commitments for capital expenditures or strategic investments and anticipate no capital expenditures during the remainder of 2005. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. Additionally, we do not currently have an operating business and, consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to digital music distribution. Acquisition and/or operation of any future business strategy may require additional cash resources. See "ADDITIONAL FACTORS AFFECTING FUTURE RESULTS" below.

MARKET RISK

         No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended March 31, 2005.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

         Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 31, 2005. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE

         We have not had an operating business since January 2003; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. Furthermore, we currently do not intend to pursue a course of complete liquidation and dissolution. As a result, you should also not expect any further cash distributions.

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

WE MAY HAVE TO TAKE ACTIONS THAT ARE DISRUPTIVE TO OUR BUSINESS STRATEGY TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940

         We traded shares of an available-for-sale security in August and September of 2003. Although we liquidated our entire remaining position in this security as of November 12, 2003 and do not intend to make any additional purchases of available-for-sale securities, we may inadvertently have become, or may become in the future, an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. A company may also become subject to regulation under the Investment Company Act if it owns "investment securities" with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) as a result of our lack of an operating business, our significant cash balance as a percentage of our total assets and our recent trading activities. Although we continue to consider future operating alternatives, including the possible acquisition of one or more operating businesses, we could become subject to regulation under the Investment Company Act. Registration as an investment company would be very expensive and further deplete our cash balances, which would leave us with fewer resources to pursue further operating alternatives. Registration would also subject us to restrictions that may be inconsistent with any future business strategy we may decide upon. In order to avoid these regulations, we may have to take actions that we would not otherwise choose to take to avoid registration under the Investment Company Act.

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

AFTER OUR WIND UP THERE MAY BE NO ADDITIONAL CASH TO DISTRIBUTE TO OUR STOCKHOLDERS AND IF THERE IS ADDITIONAL CASH TO DISTRIBUTE, THE TIMING OF ANY SUCH FUTURE DISTRIBUTION IS UNCERTAIN

         If we pursue a plan of complete liquidation and dissolution, uncertainties as to the ultimate amount of the proceeds, if any, from the sale of our assets and the amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to our stockholders. Claims, liabilities and expenses from operations (including costs associated with any retained firm's efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders. Further, if we pursue a plan of complete liquidation and dissolution, (a) the actual nature, amount and timing of all distributions will be determined by our Board, in its sole discretion, and will depend in part upon our ability to resolve our remaining contingencies, (b) there will be no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up a business and (c) the liquidation should be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware.

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING AND OTHER REQUIREMENTS

         We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable requirements including those under the Sarbanes-Oxley Act of 2002 even though compliance with such requirements is economically burdensome. In order to curtail expenses, if we elect to pursue a liquidation and dissolution strategy, after we file our Certificate of Dissolution, we will seek relief from the SEC from the reporting requirements under the Exchange Act, which may or may not be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC may require.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

         Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive office and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 5 from part I of this report is incorporated herein by reference.

ITEM 6. EXHIBITS

3.1      Second Amended and Restated Certificate of Incorporation of the
         Registrant
3.2 Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

                              L Q CORPORATION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  DATE: May 13, 2005           L Q CORPORATION, INC.


                               /s/ William J. Fox
                               --------------------------------------------
                               William J. Fox
                               Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ Melvyn Brunt
                               --------------------------------------------
                               Melvyn Brunt
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)