Form 10-Q
period 2005-06-30
LQ CORP INC
filed 2005-08-15
CIK 1016613

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to __________________.

                        COMMISSION FILE NUMBER 000-25977

                           --------------------------

                              L Q CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 77-0421089
-------------------------------------------         ---------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

888 SEVENTH AVE., 17TH FLOOR, NEW YORK, NY                     10019
--------------------------------------------        ---------------------------
(Address of  principal executive offices)                     (Zip Code)

                                 (212) 974-5730
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                        ----         ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
    ----    ----

As of August 9, 2005, there were 3,214,408 shares of registrant's Common Stock outstanding.

                              L Q CORPORATION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1.  FINANCIAL STATEMENTS..............................................1
              Condensed Consolidated Balance
                 Sheets as of June 30, 2005 (unaudited)
                 December 31, 2004
              Condensed Consolidated Statements of Operations
                 for the three and six months ended
                 June 30, 2005 and 2004 (unaudited)
              Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2005
                 and 2004 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................9
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK...................................................14
   ITEM 4.   CONTROLS AND PROCEDURES.........................................14

PART II. OTHER INFORMATION...................................................15

   ITEM 1.   LEGAL PROCEEDINGS...............................................15
   ITEM 6.   EXHIBITS........................................................15

SIGNATURES...................................................................18

ITEM 1.    FINANCIAL STATEMENTS

                              L Q CORPORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2005                  2004
                                                                                     UNAUDITED
                                                                                   -----------          -------------
ASSETS
Current assets:
     Cash and cash equivalents...............................................      $     6,104          $       6,432
     Other current assets....................................................                7                    103
                                                                                   -----------          -------------

              Total current assets...........................................            6,111                  6,535
                                                                                   -----------          -------------
                      Total assets                                                 $     6,111          $       6,535
                                                                                   ===========          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses and other current liabilities..........................      $         7          $         114
                                                                                   -----------          -------------

Stockholders' equity:
     Common stock, $0.001 par value; 30,000,000 shares authorized; 3,214,408 shares issued and outstanding at June 30, 2005 and
       December 31, 2004.....................................................               3                       3
     Additional paid-in capital..............................................         146,006                 146,006
     Accumulated  deficit....................................................        (139,814)               (139,510)
     Accumulated other comprehensive loss ...................................             (91)                    (78)
                                                                                   -----------          -------------
              Total stockholders' equity.....................................           6,104                   6,421
                                                                                   -----------          -------------

              Total liabilities and stockholders' equity.....................      $     6,111          $       6,535
                                                                                   ===========          =============




     See accompanying notes to condensed consolidated financial statements.
                                        1

                             L Q CORPORATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                      ------------------------------ -----------------------
                                                         2005               2004        2005        2004
                                                      -----------        ----------- ----------- -----------
Revenues.........................................     $    --             $    --      $    --    $   --
                                                      -----------        ----------- ----------- -----------
Operating expenses:
    General and administrative...................         246                 388          407        567
                                                      -----------        ----------- ----------- -----------
Loss from operations.............................        (246)               (388)        (407)      (567)
Other income (expense), net......................          54                  35          103         80
                                                      -----------        ----------- ----------- -----------
    Net loss.....................................     $  (192)            $  (353)     $  (304)    $  (487)
                                                      ===========        ==========  ==========  ==========

Net loss per share:
    Basic and diluted............................     $ (0.06)          $   (0.11)     $ (0.09)    $  (0.15)
                                                      ===========        ==========  ==========  ==========
    Weighted average shares......................       3,214               3,243        3,214        3,243
                                                      ===========        ==========  ==========  ==========






     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------
                                                                                            2005           2004
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................................           $ (304)       $ (487)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Accounts receivable                                                                               28
        Other current assets                                                                96          (108)
        Accrued expenses and other current liabilities                                    (107)       (1,908)
                                                                                       --------       -------
              Net cash used in operating activities                                       (315)       (2,475)
                                                                                       --------       -------
Effects of exchange  rates on cash and cash equivalents                                    (13)           (1)
                                                                                       --------       -------
Net decrease in cash and cash equivalents....................................             (328)       (2,476)

Cash and cash equivalents, beginning of period...............................            6,432         9,077
                                                                                       --------       -------
Cash and cash equivalents, end of period.....................................          $ 6,104        $6,601
                                                                                       ========       =======


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

     Our common stock is reported currently on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the Reverse/Forward stock split. The market price of our common stock as of August 9, 2005 was $1.80 per share.

     The Company has incurred losses and negative cash flows from operations for every year since inception. For the six months ended June 30, 2005, the Company incurred a net loss of approximately $304,000 and negative cash flows from operations of approximately $315,000. As of June 30, 2005, the Company had an accumulated deficit of approximately $139.8 million. The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with its operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On June 15, 2005, the Company entered into a non-binding letter of intent with Southern Imaging, Inc., dated June 13, 2005, to acquire all of the assets of Southern Imaging and its subsidiaries. Southern Imaging is a supplier of video cameras, monitors, lenses and video printers to the industrial, security and medical imaging markets. The transaction is subject to the execution of a definitive purchase agreement between the parties, approval of the transaction by the Board of Directors of the Company and the satisfaction of other terms and conditions. During the process of negotiating a definitive purchase agreement, representatives of Southern Imaging informed the Company that they desired to change certain of the terms of the transaction that were outlined in the letter of intent. The Company and its advisors have been in discussions with representatives of Southern Imaging, but have not reached agreement on new terms for the transaction. Although discussions are ongoing, there can be no assurance that a transaction between the parties will ultimately be consummated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of L Q Corporation for the six months ended June 30, 2005 are unaudited and have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2004. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, the ("SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include our accounts of our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At June 30, 2005, and throughout the preceding six month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                   JUNE 30,     DECEMBER 31,
                                                    2005           2004
                                                  --------        -------
     Cash and cash equivalents:
         Cash...................................  $      5        $    53
         Money market funds.....................     6,099          6,379
                                                  --------        -------
                                                  $  6,104        $ 6,432
                                                  ========        =======

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Concentration of Credit Risk

Substantially all of the Company's cash and cash equivalents are invested in highly-liquid money market funds.

Fair Value of Financial Instruments

      The Company's financial instruments, including cash and cash equivalents and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

STOCK-BASED COMPENSATION

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.

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

     Consistent with the disclosure provisions of SFAS 123 and SFAS 148, our net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                 JUNE 30                JUNE 30
                                                                           ----------------------  ---------------------
                                                                               2005        2004      2005       2004
                                                                           -----------  ---------  ---------  ----------
Net loss--as reported....................................................     $  (192)    $ (353)    $ (304)    $ (487)

Less stock-based compensation expense determined under fair value based
method, net of tax effects..............................................           (5)        (8)       (11)       (54)
                                                                           -----------  ---------  ---------  ----------
Net loss--pro forma......................................................     $  (197)    $ (361)    $ (315)    $ (541)
                                                                           -----------  ---------  ---------  ----------

Basic and diluted net loss per share--as reported........................     $ (0.06)    $(0.11)    $(0.09)    $(0.15)

Basic and diluted net loss per share--pro forma..........................     $ (0.06)    $(0.11)    $(0.10)    $(0.17)


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard, which will take effect for the Company during the first quarter of 2006, will not have a material impact on operating results of the Company.



NOTE 2 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     The components of accrued expenses are as follows (in thousands):

                                                           JUNE 30,      DECEMBER 31,
                                                             2005          2004
                                                        ------------    ------------
     Accrued liabilities:
         Consulting and professional services.........  $        7        $  104
         Other........................................          --            10
                                                        -----------       -------
                                                        $        7        $  114
                                                        ===========       =======




NOTE 3 - COMPREHENSIVE LOSS:

     Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       --------------------------   -------------------------
                                                          2005            2004         2005         2004
                                                       -----------     ----------   ---------    ------------
     Comprehensive loss:
          Net loss..................................   $   (192)       $    (353)   $   (304)      $  (487)
     Foreign currency translation adjustments.......         --               (1)        (13)           (1)
                                                       -----------     ----------   ---------    ------------
                                                       $   (192)       $    (354)   $   (317)      $  (488)
                                                       ===========     ==========   =========    ============



NOTE 4 - NET LOSS PER SHARE:

     Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of common stock warrants, as follows (in thousands):

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------    ---------------------
                                          2005         2004       2005          2004
                                       ---------    ---------    --------    ---------
     Common stock options                  349          193         349        193
     Common stock warrants                  --           37          --         37
                                       ---------    ---------    --------    ---------
                                           349          230         349        230
                                       =========    =========    ========    =========


NOTE 5 - CONTINGENCIES AND LEGAL PROCEEDINGS:

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

     Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of August 9, 2005 was $1.80 per share.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. No changes to these critical polices have taken place during the quarter ended June 30, 2005.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Total Revenues

     We did not derive any revenues in each of the three months ended June 30, 2005 and June 30, 2004 due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 37% to $246,000 for the three months ended June 30, 2005 from $388,000 in the comparable period of 2004. This decrease was primarily due to the cessation of business activity.

     Other Income. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $54,000 for the three months ended June 30, 2005 and $35,000 for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Total Revenues

We did not derive any revenues in each of the six months ended June 30, 2005 and June 30, 2004 due to discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 28% to $407,000 for the three months ended June 30, 2005 from $567,000 in the comparable period of 2004. This decrease was primarily due to the cessation of business activity.

     Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $103,000 for the six months ended June 30, 2005 and $80,000 for the six months ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, we had approximately $6.1 million of cash and cash equivalents.

     Net cash used in operating activities was $315,000 compared to net cash used of $ 2.5 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used for operating activities in the 2004 period was primarily the result of the payment of $1,452,000 to BeMusic and approximately $314,000 in legal fees relating to the SightSound litigation, combined with our $487,000 operating loss. Net cash used for operating activities in 2005 was primarily the result of payment of general and administrative expenses, combined with our operating loss of $304,000.

     We have no material commitments for capital expenditures or strategic investments during the remainder of 2005. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the near future. Additionally, we do not currently have an operating business and, consequently, we are currently exploring various options for the use of our remaining assets, including pursuit of a business strategy unrelated to digital music distribution. Acquisition and/or operation of any future business strategy may require additional cash resources. See "ADDITIONAL FACTORS AFFECTING FUTURE RESULTS "below.

MARKET RISK

     No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the six months ended June 30, 2005.

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

     We have not had an operating business since January 2003; we are considering various options for the use of our remaining assets, but have yet to approve any definitive plans. On June 15, 2005, the Company entered into a non-binding letter of intent with Southern Imaging, Inc., dated June 13, 2005, to acquire all of the assets of Southern Imaging and its subsidiaries. Southern Imaging is a supplier of video cameras, monitors, lenses and video printers to the industrial, security and medical imaging markets. The transaction is subject to the execution of a definitive purchase agreement between the parties, approval of the transaction by the Board of Directors of the Company and the satisfaction of other terms and conditions. During the process of negotiating a definitive purchase agreement, representatives of Southern Imaging informed the Company that they desired to change certain of the terms of the transaction that were outlined in the letter of intent. The Company and its advisors have been in discussions with representatives of Southern Imaging, but have not reached agreement on new terms for the transaction. Although discussions are ongoing, there can be no assurance that a transaction between the parties will ultimately be consummated. In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. Furthermore, we currently do not intend to pursue a course of complete liquidation and dissolution. As a result, you should also not expect any further cash distributions.

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES

     We are considering various options for the use of our remaining assets, which may include business combinations with or investments in other operating companies, or entering into a completely new line of business. As discussed above, the Company filed a Form 8-K announcing that it had entered into a non-binding letter of intent with Southern Imaging, Inc.

     Even if we are able to consummate this transaction or identify other business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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


  DATE:  August 13, 2005                  L Q CORPORATION, INC.



                                          ---------------------------------
                                          William J. Fox
                                          Chief Executive Officer
                                         (Principal Executive Officer)




                                          ---------------------------------
                                          Melvyn Brunt
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)