Form 10-Q
period 2005-09-30
LQ CORP INC
filed 2005-11-14
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code:
                                 (212) 974-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

The number of shares outstanding of the registrant's common stock as of November 9, 2005 was 3,214,408.

                              L Q CORPORATION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION.....................................................................................1

   ITEM 1.  FINANCIAL STATEMENTS .................................................................................1
              Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
                 December 31, 2004
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............9
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................14
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................14

PART II. OTHER INFORMATION.......................................................................................15

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................15
   ITEM 6.   EXHIBITS............................................................................................15

SIGNATURES.......................................................................................................16

 ITEM 1.  FINANCIAL STATEMENTS

                              L Q CORPORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   September 30,     December 31,
                                                                                       2005              2004
                                                                                     unaudited
                                                                                   -------------     ------------
 Assets
 Current assets:
 Cash and cash equivalents ....................................................      $   5,930         $   6,432
 Other current assets .........................................................             65               103
                                                                                     ---------         ---------

 Total assets .................................................................      $   5,995         $   6,535
                                                                                     =========         =========

 Liabilities and stockholders' equity
 Current liabilities:
 Accrued expenses and other current liabilities ...............................      $      57         $     114
                                                                                     ---------         ---------

 Stockholders' equity:
 Common stock, $0.001 par value; 30,000,000 shares authorized; 3,214,408 shares issued and outstanding at September 30, 2005 and
   December 31, 2004 ..........................................................              3                 3
 Additional paid-in capital ...................................................        146,006           146,006
 Accumulated deficit ..........................................................       (139,980)         (139,510)
 Accumulated other comprehensive loss .........................................            (91)              (78)
                                                                                     ---------         ---------

 Total stockholders' equity ...................................................          5,938             6,421
                                                                                     ---------         ---------

 Total liabilities and stockholders' equity ...................................      $   5,995         $   6,535
                                                                                     =========         =========


      See accompany notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                          --------------------      --------------------
                                                            2005         2004         2005         2004
                                                          -------      -------      -------      -------
Revenues ...........................................      $  --        $  --        $  --        $  --
                                                          -------      -------      -------      -------

Operating expenses:
General and administrative .........................          229          225          636          792
                                                          -------      -------      -------      -------

Loss from operations ...............................         (229)        (225)        (636)        (792)

Other income, net ..................................           63           40          166          120
                                                          -------      -------      -------      -------

Net loss ...........................................      $  (166)     $  (185)     $  (470)     $  (672)
                                                          =======      =======      =======      =======

Net loss per share:
Basic and diluted...................................      $ (0.05)     $ (0.06)     $ (0.15)     $ (0.21)
                                                          =======      =======      =======      =======

Weighted average shares ............................        3,214        3,027        3,214        3,154
                                                          =======      =======      =======      =======


      See accompany notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ---------------------
                                                                                  2005          2004
                                                                                 -------       -------
Cash flows from operating activities:
Net loss ..................................................................      $  (470)      $  (672)
Adjustments to reconcile net loss to net cash used in operating activities:

Other current assets ......................................................           38           (35)
Accrued expenses and other current liabilities ............................          (57)       (1,845)
                                                                                 -------       -------

Net cash used in operating activities .....................................         (489)       (2,552)
                                                                                 -------       -------

Effects of exchange rates on cash and cash equivalents ....................          (13)
                                                                                 -------       -------

Net decrease in cash and cash equivalents .................................         (502)       (2,552)

Cash and cash equivalents, beginning of period ............................        6,432         9,077
                                                                                 -------       -------

Cash and cash equivalents, end of period ..................................      $ 5,930       $ 6,525
                                                                                 =======       =======


       See accompany notes to condensed consolidated financial statements.

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

     On September 8, 2005, the Company entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint"), dated September 7, 2005, to acquire the assets of Checkpoint's Access Control division. The Access Control division designs, manufactures and distributes scaleable electronic access control systems and related application software used in a variety of security applications. On October 26, 2005, the Company's Board approved the transaction and on November 4, 2005 the parties entered into an asset purchase agreement which is subject to customary closing conditions and the completion of an audit of Checkpoint's Access Control division for fiscal years 2004 and 2003. The contemplated cash consideration for the transaction is approximately $2.5 million, subject to post-closing adjustments and escrow. There can be no assurance, however, that the closing conditions will be satisfied or that the transaction between the parties will ultimately be consummated.

     If we are unable to consummate any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

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

     Our common stock is reported currently on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the Reverse/Forward stock split. The market price of our common stock as of November 8, 2005 was $ 1.68 per share.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company has incurred losses and negative cash flows from operations for every year since inception. For the nine months ended September 30, 2005, the Company incurred a net loss of approximately $470,000 and negative cash flows from operations of approximately $489,000. As of September 30, 2005, the Company had an accumulated deficit of approximately $140.0 million. The Company has not yet settled on an operating plan, although the Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with its operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

On June 15, 2005, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Southern Imaging, Inc. ("Southern Imaging") to acquire all of the assets of Southern Imaging and its subsidiaries. Subsequently, as previously reported in the Company's Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005, representatives of Southern Imaging informed the Company that Southern Imaging desired to change certain of the terms of the transaction that were outlined in the Letter of Intent. Since that time, the Company and Southern Imaging have not agreed on new terms for the transaction and the parties have discontinued discussions.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of L Q Corporation for the nine months ended September 30, 2005 are unaudited and have been prepared on a basis substantially consistent with our audited condensed consolidated financial statements for the year ended December 31, 2004. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited condensed consolidated financial statements for the year ended December 31, 2004, which are contained in our Annual Report on Form 10-K, filed with the SEC. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of our wholly-owned (inactive) subsidiary. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At September 30, 2005, and throughout the nine month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                                                  September 30,      December 31,
                                                                                      2005               2004
                                                                                 ----------------   ----------------
Cash and cash equivalents:
         Cash..................................................................  $           29     $           53
         Money market funds....................................................           5,901              6,379
                                                                                 ----------------   ----------------
                                                                                 $         5,930    $         6,432
                                                                                 ================   ================

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


STOCK-BASED COMPENSATION

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Consistent with the disclosure provisions of SFAS No. 123 and SFAS No. 148, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30                 September 30
                                                                   ---------------------------   ---------------------------
                                                                       2005          2004           2005           2004
                                                                   -------------  ------------   ------------  -------------

Net loss - as reported ........................................        $(166)        $(185)          $(470)        $(672)
Less stock-based compensation (income) expense determined under
  fair value based method, net of tax effects .................           (6)           (2)            (17)          (54)
                                                                       -----         -----           -----         -----
Net loss - proforma ...........................................        $(172)        $(187)          $(487)        $(726)
                                                                       =====         =====           =====         =====

Basic and diluted net loss per share - as reported ............        $(0.05)       $(0.06)         $(0.15)       $(0.21)
Basic and diluted net loss per share - pro forma ..............        $(0.05)       $(0.06)         $(0.15)       $(0.23)


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment (Revised)." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchanges for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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



NOTE 2 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

The components of accrued expenses and other current liabilities are as follows (in thousands):

                                                              September 30,      December 30,
                                                                  2005              2004
                                                              -------------      ------------
Accrued Expenses:
       Consulting and professional services...........        $       57         $      104
       Other .........................................                 -                 10
                                                              ----------         ----------
                                                              $       57         $      114
                                                              ==========         ==========

NOTE 3 - COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                          ---------------------------  ---------------------------
                                                             2005           2004          2005           2004
                                                          ------------  -------------  ------------   ------------
Comprehensive loss:
Net loss ..........................................       $      (166)  $       (185)  $      (470)   $       (672)
Foreign currency translation adjustments...........                 -              -            13               -
                                                          -----------   ------------   -----------    ------------

                                                          $      (166)  $       (185)  $      (483)   $       (672)
                                                          ===========   ============   ===========    ============


NOTE 4 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and common shares issuable upon the exercise of common stock warrants, as follows:

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          ---------------------------  ----------------------------
                                                             2005           2004           2005           2004
                                                          ------------   ------------  -------------  -------------

Common stock options..............................                349            111            349            111
Common stock warrants.............................                  -              -              -              -
                                                          ------------   ------------  -------------  -------------
                                                                  349            111            349            111
                                                          ============   ============  =============  =============

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONTINGENCIES AND LEGAL PROCEEDINGS:

We, certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering, were named as defendants in a consolidated action filed in the United States District Court for the Southern District of New York on July 20, 2001, In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, CV-6611. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO and secondary offering of securities. The plaintiffs brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our former directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of our common stock between July 8, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these "IPO allocation" securities class actions currently pending in the Southern District of New York are assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Liquid Audio, Inc. Initial Public Offering Securities Litigation, 21 MC 92. The issuer defendants in the coordinated proceedings including the Company, filed omnibus motions to dismiss the actions. In October 2002, our former directors and officers named as defendants were dismissed without prejudice pursuant to a tolling agreement. In February 2003, the court issued a ruling denying the motion to dismiss with respect to the claims against us. In June 2004, a stipulation of settlement for the release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be made by the issuer defendants' insurance carriers and an assignment of certain claims, was submitted to the Court for approval. On August 31, 2005, the Court granted a preliminary approval of the stipulation of settlement. The settlement is subject to a number of conditions, including approval of the Court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously.


NOTE 6-INCOME TAXES

At December 31, 2004, the Company had approximately $18.9 million of federal and state net operating loss carryforwards ("NOL") available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2013. At December 31, 2004, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

The total NOL of $18.9 million has been reduced by $117.2 million for federal and $48.9 million for state financial reporting purposes, which is unlikely ever to be utilized due to the application of the Internal Revenue Code Section 382 ("Section 382") provisions. The remainder of the NOL are likely to be effectively obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOL's therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2004 and 2003. The valuation allowance increased by approximately $158,000 in the year ended December 31, 2004.

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

     While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the description of our business included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

OVERVIEW

     Since January 2003, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets. We intend to pursue other business opportunities and investments unrelated to the downloading of digital music.

     On September 8, 2005, the Company entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint"), dated September 7, 2005, to acquire the assets of Checkpoint's Access Control division. The Access Control division designs, manufactures and distributes scaleable electronic access control systems and related application software used in a variety of security applications. On October 26, 2005, the Company's Board approved the transaction and, on November 4, 2005, the parties entered into an asset purchase agreement which is subject to customary closing conditions and the completion of an audit of Checkpoint's Access Control division for fiscal years 2004 and 2003. The contemplated cash consideration for the transaction is approximately $2.5 million, subject to post-closing adjustments and escrow. There can be no assurance, however, that the closing conditions will be satisfied or that the transaction between the parties will ultimately be consummated.

       If we are unable to consummate any suitable business opportunities and/or investments, we may pursue a plan of complete liquidation and dissolution. If a complete liquidation and dissolution is approved, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

     Our common stock currently trades over the counter on The Nasdaq OTC Bulletin Board. Our common stock was traded on The Nasdaq National Market, but was delisted on June 5, 2003. The market price per share of our common stock increased significantly following the implementation of the Reverse/Forward Stock Split. The market price of our common stock as of November 8, 2005 was $
1.68 per share.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. No changes to these critical polices have taken place during the quarter ended September 30, 2005.

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS)

Total Revenues

     We did not derive any revenues in each of the three months ended September 30, 2005 and September 30, 2004 due to the discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses increased by 1% to approximately $229 for the three months ended September 30, 2005 from approximately $225 in the comparable period of 2004.

     Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $63 for the three months ended September 30, 2005 and $40 for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Total Revenues

     We did not derive any revenues in each of the nine months ended September 30, 2005 and September 30, 2004 due to discontinuation of our software license and our music hosting businesses and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal and general management, fees for professional services, bad debt expense and an allocation of our occupancy costs and other overhead. General and administrative expenses decreased 20% to $636 for the nine months ended September 30, 2005 from $792 in the comparable period of 2004. This decrease was primarily due to the cessation of business activity.

     Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $166 for the nine months ended September 30, 2005 and $120 for the nine months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

     As of September 30, 2005, we had approximately $5.9 million of cash and cash equivalents.

     Net cash used in operating activities was approximately $489 and approximately $2.6 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used for operating activities in the 2004 period was primarily the result of the payment of $1,452 to BeMusic and approximately $314 in legal fees relating to the SightSound litigation, combined with our $672 operating loss. Net cash used for operating activities in the 2005 period was primarily the result of payment of general and administrative expenses.

     We have no material commitments for capital expenditures and anticipate no capital expenditures during the remainder of 2005. We anticipate that we will experience a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We anticipate using cash for the acquisition of Checkpoint' Access Control division discussed above. There can be no assurance, however, that the acquisition will be consummated.

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

     We have not had an operating business since January 2003; we are considering various options for the use of our remaining assets. On September 8, 2005, we entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint"), dated September 7, 2005, to acquire the assets of Checkpoint's Access Control division. The Access Control division designs, manufactures and distributes scaleable electronic access control systems and related applications. On October 26, 2005, our Board of Directors approved the transaction and on November 4, 2005 the parties entered into an asset purchase agreement which is subject to customary closing conditions and the completion of an audit of Checkpoint's Access Control division for fiscal years 2004 and 2003. The contemplated cash consideration for the transaction is approximately $2.5 million, subject to post-closing adjustments and escrow. There can be no assurance, however, that the closing conditions will be satisfied or that the transaction between the parties will ultimately be consummated.

     In the meantime, we will continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. Even if we are able to identify business opportunities that our Board deems appropriate, such as the transaction described above, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares. Furthermore, we currently do not intend to pursue a course of complete liquidation and dissolution. As a result, you should also not expect any further cash distributions.

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES

     We are considering various options for the use of our remaining assets, which may include business combinations with or investments in other operating companies, or entering into a completely new line of business. As discussed above, we have entered into an asset purchase agreement with Checkpoint to acquire the assets of its Access Control division. There can be assurance, however, that the closing conditions will be satisfied or that the transaction between the parties will ultimately be consummated.

     Even if we are able to consummate a transaction or identify other business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the six months ended September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) or 15a-15(e) under the Exchange Act) by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

--------------

                              L Q CORPORATION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 14, 2005           L Q CORPORATION, INC.

                                   /s/ William J. Fox
                                   ---------------------------------------------
                                   William J. Fox
                                   Chief Executive Officer (Principal
                                   Executive Officer)


                                   /s/ Melvyn Brunt
                                   ---------------------------------------------
DATE:  November 14, 2005           Melvyn Brunt
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)