Form 10-K
period 2005-12-31
LQ CORP INC
filed 2006-03-31
CIK 1016613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 000-25977

                                   ----------

                              L Q CORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             77-0421089
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

 888 SEVENTH AVE., 17TH FLOOR,
         NEW YORK, NY                                             10019
(ADDRESS OF PRINCIPAL EXECUTIVE                                 (ZIP CODE)
           OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 974-5730

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

                                   ----------

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "Accelerated" filer and large accelerated filers in rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

        Indicated by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately 6,139,519 based on the closing price of the Common Stock as reported on The Nasdaq OTC Bulletin Board for that date.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 17, 2006: 3,214,408.

================================================================================

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----

PART I

ITEM 1.    BUSINESS                                                          1
ITEM 1A.   RISK FACTORS                                                      5
ITEM 1B.   UNRESOLVED STAFF COMMENTS                                         7
ITEM 2.    PROPERTIES                                                        7
ITEM 3.    LEGAL PROCEEDINGS                                                 7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES               9
ITEM 6.    SELECTED FINANCIAL DATA                                          11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      12
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                       20
ITEM 9A.   CONTROLS AND PROCEDURES                                          20
ITEM 9B.   OTHER INFORMATION                                                20

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               20
ITEM 11.   EXECUTIVE COMPENSATION                                           23
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                     27
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   29
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                           30

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                       31

PART I

ITEM 1.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "plan", "estimate", "project", "should", "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

A.       DESCRIPTION OF BUSINESS

Overview

L Q Corporation, Inc. ("Registrant" or the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On January 6, 2006, a newly formed wholly owned subsidiary of the Registrant completed the purchase of substantially all of the assets of the Access Control Products Group or "ACPG" division of Checkpoint Systems, Inc. The assets were acquired in accordance with an agreement that was entered into on November 4, 2005 between the Registrant and Checkpoint and was treated effective as of December 30, 2005. Also on January 6, 2006, Registrants 80.5% owned subsidiary SES Resources International,, Inc. ("SES") completed the acquisition of substantially all of the assets of SES Resources Ltd, a start up consulting venture pursuant to the transaction contemplated by an asset purchase agreement dated as of December 30, 2005 (the "SES Asset Purchase Agreement") to initiate Registrant's launch into the professional security and services sector. The ACPG business, which will operate as Sielox(TM) under Registrant's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations. SES offers a wide range of professional services including anti-money laundering and counterfeiting investigatory services, forensic accounting and emergency preparedness and contingency planning.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of March 17, 2006 was $1.67 per share. The market price of our common stock as of December 31, 2005 was $1.75 per share.

History

On September 8, 2005, Registrant entered into a non-binding letter of intent with Checkpoint dated September 7, 2005 to acquire substantially all of the assets of Checkpoint's Access Control Products Group division. On October 26, 2005, Registrant's Board of Directors approved the transaction and on November 4, 2005 the parties entered into the Checkpoint Asset Purchase Agreement. On December 30, 2005, Registrant and Checkpoint entered into a First Amendment to the Checkpoint Asset Purchase Agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, Registrant's subsidiary, Sielox, LLC, completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.4 million.

Also on January 6, 2006, Registrant's 80.5% owned subsidiary, SES, completed the acquisition of substantially all of the assets of SES Resources Ltd, a start up consulting venture. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

SES has established an Advisory Panel which will serve the business with advice and will identify expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes Michael J. Thomas a senior executive service level agent from the U.S. Internal Revenue Service, Andrew J. Scott the former Chief of Police of Boca Raton, Florida and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd, and vice chaired by a former Vice President and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Certain Relationships and Related Transactions" below.

Business

Access Control Products Group

The ACPG business was originally acquired by Checkpoint when Checkpoint acquired Sielox Systems, Inc. of Sunnyvale, California in 1986. At that time, the ACPG business distributed, developed and manufactured System Five and System Ten access control systems for automated access to buildings and areas within buildings. In the late eighties, ACPG introduced the Threshold series for use on DOS and QNX operating systems and in the middle nineties developed a series of applications for use on the Windows operating systems. In March 2003, the ACPG business introduced Pinnacle, the next generation in access control software solutions. Today ACPG develops, designs and distributes a complete line of open architecture access control software, including both Pinnacle and the legacy Enterprise Threshold, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards which can be configured to monitor, manage and control physical access to building perimeters and interior locations. ACPG generally does not experience seasonality in its business and there is no single customer which constitutes 10% or more of its revenue.

SES Resources International

The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with its Advisory Panel comprised of senior executive service level government risk assessment and law enforcement professionals. SES' primary areas of specialization include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

Industry

Access Control Products Group

As security concerns continue to mount around the world, security access systems are an important component to a company's or Government Agency's complete security solution. Organizations continue to invest and upgrade such solutions and place increased reliance upon such systems. The trend towards integrating all security solutions including access control, CCTV, burglar and fire alarms into one system continues to expand.

SES Resources International

Companies and governments are faced with a variety of security concerns and risk assessment challenges including terrorism, fraud, litigation, compliance, intellectual property protection, cyber attacks, industrial espionage, regulatory issues, crisis management and executive security staffing. The security consulting industry is highly fragmented with various established firms and a large number of independent organizations with various specializations and capabilities throughout the United States and around the world.

Strategy

Access Control Products Group

The primary strategy of ACPG is to continue to invest in the Pinnacle software solution through added features and interfaces with other value added providers in order to provide enhanced physical access security and event management systems. ACPG will also continue to provide technical service and training to ACPG's dealer base and end users and where necessary upgrade its technical services.

SES Resources International

SES is distinguishing its services and positioning by its diverse services offering. SES is in the process of identifying Senior Executive Service level retired law enforcement officers and federal agents with specialization and experience related to each service offering. SES expects to utilize the relationships and advice of its Advisory Panel in connection with identifying such resources. Each resource is expected to participate in SES projects as an independent contractor on a project by project basis in an effort to match expert talent with each specific project.

Products

ACPG develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

ACPG supports both the Pinnacle software solution, introduced in March 2003 and the Threshold Enterprise solution introduced in 1997. The Pinnacle based system runs on both Windows Server 2003 and XP Professional. The system is an access control and event management system with unlimited scalability. The Threshold Enterprise runs on a Windows NT or 2000 access control platform.

The Pinnacle access control system is extremely flexible and compatible and offers added functionality including badging utility for use in the design and production of professional quality badges. The Pinnacle system also has a DVR interface with video and event management linking. In addition, an interface with the OASIS mapping utility offers graphical mapping with icon links to over 75 systems from 30 vendors. Other Pinnacle utilities include standalone applications using the SDK, ever expanding libraries including n-man rule, report scheduler, door control, EventLink and Administrative Management. The newly introduced visitor management system allows for integration with STOPware's lobby visitor management system.

ACPG designs and distributes a complete line of intelligent controllers. This state of the art technology is available as 16-bit or 32-bit controllers capable of supporting from 2 to 8 door configurations. In addition, these controllers support from 4 to 60 alarm monitored inputs and/or controlled outputs and are configurable to meet any customer requirements. The 32-bit 1200 series controller can be used in a traditional hardwired environment or LAN/WAN environment with static IP or DHCP. In addition, ACPG currently offers several readers that are all compatible with both its Pinnacle and Threshold Enterprise software solutions. Such readers include the Performa (and legacy Mirage) readers, a 13.56 MHz reader manufactured by Checkpoint Systems, Inc., a complete line of HID's 125 KHz Prox and 13.56 MHz iClass readers and cards, AWID's long range Prox readers, BioScrypt's biometric fingerprint, and Panasonic's Iris Scan Readers.

Intellectual Property

ACPG is entitled to the exclusive use of certain patents and to the non-exclusive use of certain patents which were acquired in the acquisition from Checkpoint. Such patents and other intellectual property are utilized in the Performa and Mirage ID card readers. ACPG also acquired identified trademarks as well as licenses for specific intellectual properties which consist of critical components to the Pinnacle and Threshold Enterprise operating systems. ACPG also licenses two badging programs which it sells to third parties. ACPG pays royalties on these licensing contracts.

Registrant has registered domain names for its key businesses including SESresources.com and Sielox.com.

Technology and Product Development

ACPG's software engineers develop proprietary code for product functionality in features. Certain product features have been acquired from third parties for which ACPG pays royalties relative to the feature set embedded within certain software products.

ACPG expended approximately $1 million ,$1.7 million, and $1.6 million in product development activities during 2005, 2004 and 2003, respectively. The emphasis of these activities is the continued broadening of the product lines offered by ACPG, cost reductions of the current product lines, and an expansion of the markets and applications for ACPG's products. ACPG's future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts. Registrant expects to continue to invest at comparable levels in such activities in 2006 (and thereafter) in order to provide additional functionality to ACPG's offerings to meet the needs of ACPG's customer base.

Marketing Efforts

ACPG and SES use a combination of internal and subcontract marketing and public relations agencies. ACPG and SES currently retain LRG Inc. as its public relations firm focused on the security market. ACPG typically attends two trade shows a year, ISCW and ASIS International. SES typically attends the Anti-Money Laundering Conference trade show. ACPG and SES's marketing initiatives include trade advertising and company websites - www.sielox.com; www.sesresources.com. In addition, ACPG and SES distribute data sheets, marketing bulletins and brochures, and launch packages to its current and prospective clients, dealers and end-users, as appropriate for their respective businesses.

Components

ACPG purchases components from outside suppliers and assembles the electronic components for legacy controllers and proximity readers at Checkpoint's facilities in the Dominican Republic and Puerto Rico. The 32-bit controllers are manufactured to specified designs by a third party. Select readers are also manufactured in Thailand. As part of the acquisition, Registrant has entered into a manufacturing agreement with Checkpoint. For non-proximity electronic access control components, ACPG subcontracts manufacturing activities. All electronic access control final system assembly and testing is performed at ACPG's facility in Thorofare, New Jersey. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. Occupancy at this facility will begin on April 1, 2006. Accordingly, assembly and testing will be relocated to the Runnemede facility.

Distribution

The sales personnel of the ACPG market electronic access control products to approximately 200 independent dealers, some of whom are national dealers, primarily located in the US. ACPG employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to our products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer. The ACPG requires its dealers to be certified in our products and requires them to attend training classes on our various product offerings.

Competition

ACPG competes with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are GE (the Casi Rusco and Infographics divisions), Honeywell (the NexWatch and Northern divisions), United Technologies (the Lenel Systems division), and Tyco (the Software House and Kantech divisions), as well as many other comparable sized companies.

SES shall provide services that compete with the services provided by a highly fragmented market of many firms of various sizes, including investigatory firms and full service accounting and legal services firms, which provide such services as part of a broad range of services. Some of the well recognized firms include Kroll Worldwide, a division of Marsh & McLennan Companies,Inc, and Guiliani Associates.

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

RISK FACTORS

REGISTRANT MUST OVERCOME PRICING COMPETITION WITH RESPECT TO ITS ACPG PRODUCTS. COMPETITIVE PRICING PRESSURES CAN CAUSE PROFIT EROSION.

The ACPG products compete against products sold by an increasing number of competitors on the basis of several factors including price. In order to compete in the marketplace, ACPG's products must provide superior technology at competitive prices. Failure to produce cost-effective products could adversely affect customer demand and adversely affect Registrant's results of operations. In addition, the competitive business arena could create pricing pressure for the ACPG products. A reduction in pricing of ACPG's products due to competitive pressures could have an adverse effect on Registrant's revenues, operating income and results of operations.

REGISTRANT MUST DEVELOP NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS TO REMAIN COMPETITIVE. IF REGISTRANT FAILS TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS ON A TIMELY BASIS, IT MAY LOSE MARKET SHARE. REGISTRANT'S INVESTMENT IN THE PINNACLE SOFTWARE SOLUTION MAY NOT REALIZE A RETURN ON INVESTMENT.

The market for ACPG's Pinnacle software solution is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Accordingly, our future success will depend to a substantial extent on our ability to:

        o       Invest significantly in research and product development;
        o Develop, introduce and support new products and enhancements on a timely basis; and
        o Gain and consecutively increase market acceptance of our products.

Registrant's ACPG division is currently developing new products and enhancements to its existing products. Registrant may not be able to successfully complete the development and market introduction of new products or product enhancements. If Registrant fails to develop and deploy new products and product enhancements on a timely basis, or if Registrant fails to gain market acceptance of its new products, revenues will decline and Registrant may lose market share to its competitors. There is no assurance that Registrant will be successful in marketing and selling its Pinnacle software solution or other new products, that the revenues from the sales of the Pinnacle software solution or other new products will justify the investment, or that the sales of Pinnacle will continue to increase.

THE AVAILABILITY AND PRICING OF COMPONENT PARTS MAY ADVERSELY AFFECT PRODUCTION AND PROFITABILITY.

Registrant's ability to grow earnings will be affected by increases in the cost of component parts, including electronic components and circuit boards. Registrant may not be able to offset fully the effects of higher component parts through price increases, productivity improvements or cost reduction programs.

FUTURE ACQUISITIONS MAY NOT BE FOUND OR MAY NOT BE SUCCESSFULLY INTEGRATED INTO REGISTRANT'S BUSINESS AND COULD ADVERSELY AFFECT REGISTRANT'S BUSINESS.

Registrant has pursued, and will continue to pursue, growth opportunities through attempted acquisition of complementary businesses, products and technologies. Registrant is unable to predict whether or when any other prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of Registrant's resources and management's attention. There can be no assurances that management will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into existing operations, or expand into new markets. Further, once integrated, acquisitions may not achieve levels of revenues, profitability or productivity comparable to Registrant's existing business or otherwise perform as expected. The occurrence of any of these events could harm Registrant's business, financial condition or results of operations.

In addition, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

        o issuance of equity securities that would dilute our current stockholders' percentages of ownership;
        o       large one-time write-offs;
        o       the incurrence of debt and contingent liabilities;
        o difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;
        o diversion of management's attention from other business concerns;
        o       contractual disputes;
        o risks of entering geographic and business markets in which we have no or only limited prior experience; and
        o       potential loss of key employees of acquired organizations.

THE ACPG BUSINESS HAS INCURRED NET LOSSES. THERE IS NO ASSURANCE THAT IT WILL TURN PROFITABLE IN THE FUTURE.

Registrant (including the ACPG operations) has incurred losses in the past and may incur losses in the future. The ACPG business incurred net losses in 2005, 2004 and 2003. In 2005, the ACPG business's net loss was approximately $(1.0) million. In 2004, the ACPG business's net loss was approximately $(1.4) million. In 2003, the ACPG business's net loss was approximately $(0.9) million. Continued or increased net losses could have a material adverse effect on Registrant's business, financial condition and results of operations and the value and market price of Registrant's common stock.

REGISTRANT'S SUCCESS IN THE SES BUSINESS DEPENDS ON ITS ABILITY TO EXPAND THE SES ADVISORY PANEL.

Registrant may not be able to identify additional senior executive service law enforcement agents who are able to serve as Advisors on the Advisory Panel. Such inability would harm the development of the SES business in general, and prevent Registrant from distinguishing itself in the marketplace in particular, which could adversely affect revenues and results of operations.

SES IS A NEWLY FORMED BUSINESS.

As a newly formed organization, SES has no independent record of performance in the various service categories it has identified. As a new business, SES may not be successful in being engaged by prospective clients, which would have an adverse affect on revenues and results of operations.

SOME OF REGISTRANT'S COMPETITORS HAVE GREATER RESOURCES THAN REGISTRANT, WHICH MAY LIMIT ITS ABILITY TO EFFECTIVELY COMPETE WITH THEM.

Some of Registrant's competitors have greater financial, personnel and other resources than Registrant, which may limit its ability to effectively compete with them. For example, Registrant's main competitors in the ACPG business include Tyco International Ltd. and Honeywell International Inc. These and other large competitors may be able to:

        o Respond more quickly to new or emerging technologies or changes in customer requirements;
        o       Benefit from greater economies of scale;
        o       Offer more aggressive pricing; and/or
        o       Devote greater resources to the promotion of their products.

REGISTRANT IS DEPENDENT ON ITS KEY PERSONNEL, THE LOSS OF WHOM COULD NEGATIVELY AFFECT BUSINESS.

Registrant is dependent on its key personnel, including general management, software and hardware engineers, technical support and sales executives, who have significant industry experience, knowledge and know how. The loss of these key personnel could negatively affect business and results of operations.

REGISTRANT'S STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET, AND IS THEREFORE SIGNIFICANTLY LESS LIQUID THAN BEFORE.

Registrant's common stock has been delisted from trading on The NASDAQ National Market by reason of not maintaining listing requirements due to the lack of tangible business operations and significantly reduced market price of the common stock. As a result, Registrant's common stock currently trades over the counter on the NASDAQ OTC Bulletin Board, and the ability of Registrant's stockholders to obtain liquidity and consistent market prices for Registrant's shares has been significantly impaired.

REGISTRANT INCURS THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING AND OTHER REQUIREMENTS.

As a public company, Registrant incurs significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations increase legal and financial compliance costs and make some activities more time consuming and costly. In addition, Registrant incurs additional costs associated with its public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for Registrant to obtain director and officer liability insurance, and Registrant may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

REGISTRANT RELIES ON LICENSES WITH THIRD PARTIES TO LICENSE SOFTWARE CODE THAT IS AN INTEGRAL PART OF THE ACPG BUSINESS'S PINNACLE SOFTWARE SOLUTION AND IF REGISTRANT WOULD NEED TO SEEK ALTERNATE LICENSES, ITS RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

Registrant licenses certain software code that is an integral part of ACPG's Pinnacle software solution from third parties. In particular, Registrant obtains from third party licensors certain software code included in the Pinnacle software solution, and the software for its badging products. Registrant would need to seek alternative licensors for the software code if any of the third party licensors terminate or decides not to renew a license. If any of these third party licensors become unable to or refuses to license its code, it could interrupt and delay the development, design and delivery of the Pinnacle software solution and related products. Any such disruption could adversely affect Registrant's results of operations.

CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT REGISTRANT'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Registrant's operating results may be affected adversely by the general cyclical pattern of the industries in which it operates. For example, demand for ACPG products and services is significantly affected by levels of commercial construction and consumer and business discretionary spending. The demand patterns of these markets could impact the revenues and margins in this business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.  PROPERTIES

         Our principal corporate offices are located at 888 Seventh Avenue, New York, NY. ACPG currently occupies approximately 7,000 square feet in the Checkpoint facility located at 101 Wolf Drive, Thorofare, New Jersey. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. Occupancy at this facility is expected to begin on April 1, 2006. Our SES unit, leases approximately 450 square feet in Jericho, New York.

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. The lawsuits allege that certain underwriters of the initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, LQ Corporation and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against LQ Corporation and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2005 Annual Meeting of Stockholders on December 6, 2005 in New York, New York.

At this meeting, the stockholders elected the following individuals to serve as directors for the succeeding year or until their successors are duly qualified and elected.

NAME                                        VOTES FOR   VOTES WITHHELD
-----------------------------------------   ---------   -------------
Steven Berns                                2,450,151      83,299
William Fox                                 2,450,067      83,383
Stephen Liguori                             2,440,915      92,535
Michael A. McManus, Jr.                     2,429,412     104,038
James Mitarotonda                           2,438,732      94,718

Lastly, the stockholders approved the ratification of the appointment of Rothstein, Kass & Company. P.C. as our independent auditors for the 2005 fiscal year. There were 2,527,052 votes cast for the ratification and 6,398 votes cast against the ratification.

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

                                                       HIGH         LOW
                                                     ---------   ---------
YEAR ENDED DECEMBER 31, 2005
         First Quarter                               $    1.78   $    1.64
         Second Quarter                                   2.18        1.65
         Third Quarter                                    2.20        1.80
         Fourth Quarter                                   1.95        1.64
YEAR ENDED DECEMBER 31, 2004
         First Quarter                                    3.14        2.07
         Second Quarter                                   3.36        1.94
         Third Quarter                                    2.15        1.80
         Fourth Quarter                                   2.00        1.74

The high and low closing prices for the year ending December 31, 2004 reflect the effect of the reverse/forward stock split, defined earlier.

        The closing price per share of our common stock at March 17, 2006 was $1.67. As of March 17, 2006, there were approximately 48 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

        We have not declared any distributions since our $2.50 return of capital distribution was paid on January 29, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of in this document to fully understand factors that may affect the comparability of the information presented below. Per share data reflects the Reverse/Forward Stock Split which took place on June 7, 2004.

                                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                  2005         2004         2003         2002         2001
                                                ---------    ---------    ---------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
       License                                  $      --    $      --    $       4    $     108    $     682
       Services                                        --           --           39          374        1,173
       Business development (related party)            --           --           --           --        2,873
                                                ---------    ---------    ---------    ---------    ---------
Total net revenues                                     --           --           43          482        4,728
                                                ---------    ---------    ---------    ---------    ---------
Cost of net revenues:
       License                                         --           --            5          388          491
       Services                                        --           --            2          654        1,503
       Business development(related party)             --           --           --           --           --
       Non-cash cost of revenues                       --           --           --           82          349
                                                ---------    ---------    ---------    ---------    ---------
Total cost of net revenues                             --           --            7        1,124        2,343
                                                ---------    ---------    ---------    ---------    ---------
Gross profit(loss)                                     --           --          (36)        (642)       2,385
                                                ---------    ---------    ---------    ---------    ---------
Operating expenses:
       Sales and marketing                             --           --          277        3,765       11,404
       Non-cash sales and marketing                    --           --           --          (28)         (43)
       Research and development                        --           --          165        9,111       16,957
       Non-cash research and development               --           --           --            6           --
       General and administrative                     993          968        6,658       10,712        9,077
       Non-cash general and administrative             --           --           --           (1)         (14)
       Impairment loss                                 --           --           --          689           --
       Strategic marketing-equity instruments          --           --           --           --          607
       Restructuring                                   --           --        4,411        1,163        4,497
                                                ---------    ---------    ---------    ---------    ---------
Total operating expenses                              993          968       11,511       25,419       42,485
                                                ---------    ---------    ---------    ---------    ---------
Loss from operations                                 (993)        (968)     (11,475)     (26,061)     (40,100)
Other income (expense), net                           236          121          313        1,886        4,170
Gain on sale of intellectual property                  --           --           --        7,000           --
Gain on sale of Digital Music fulfillment
 business.                                             --           --        2,868
Merger termination fee                                 --           --           --       (2,100)          --
Loss in equity investment                              --           --           --           --       (1,254)
                                                ---------    ---------    ---------    ---------    ---------
Net loss                                        $    (757)   $    (847)   $  (8,294)   $ (19,275)   $ (37,184)
                                                =========    =========    =========    =========    =========
Net loss per share:
       Basic and diluted                        $   (0.24)   $   (0.26)   $   (2.56)   $   (6.04)   $  (11.74)
       Weighted average shares                      3,214        3,232        3,243        3,189        3,166
Cash distribution declared per common share     $      --    $      --    $      --    $    2.50    $      --

                                                                         DECEMBER 31,
                                                -------------------------------------------------------------
                                                  2005         2004         2003         2002         2001
                                                ---------    ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                       $   5,746    $   6,432    $   9,077    $  73,985    $  91,594

Short-term investments                                 --           --           --           --           --
Working capital                                     4,638        6,421        7,334       14,227       87,233
Total assets                                        8,807        6,535        9,269       76,797       97,415
Long-term debt, less current portion                   --           --           --           --           --
Mandatorily redeemable convertible
 preferred stock                                       --           --           --           --           --
Total stockholders' equity (deficit)                5,651        6,421        7,334       15,618       91,825

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

OVERVIEW

There were no material relationships between Registrant or its affiliates and any of the parties to the Checkpoint Asset Purchase Agreement or the SES Asset Purchase Agreement, other than in respect of such agreements.

Registrant was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) immediately before the completion of the Acquisitions.

A.       DESCRIPTION OF BUSINESS

Summary

L Q Corporation, Inc. was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On January 6, 2006, a newly formed wholly owned subsidiary of the Registrant completed the purchase of substantially all of the assets of the Access Control Products Group or "ACPG" division of Checkpoint Systems, Inc. The assets were acquired in accordance with an agreement that was entered into on November 4, 2005 between the Registrant and Checkpoint and was treated effective as of December 31, 2005. Also on January 6, 2006, a newly formed subsidiary of LQ Corporation, Inc., SES Resources International, Inc. ("SES") completed the acquisition of substantially all of the assets of SES Resources Ltd's, a startup security consulting entity, pursuant to the transaction contemplated by an asset purchase agreement dated as of December 30, 2005 (the "SES Asset Purchase Agreement") to initiate Registrant's launch into the professional security and services sector. The ACPG business, which will operate as Sielox(TM) under Registrant's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations. SES expects to offer a wide range of professional services including anti-money laundering and counterfeiting investigatory services, forensic accounting and emergency preparedness and contingency planning.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of March 17, 2006 was $1.67 per share. The market price of our common stock as of December 31, 2005 was $1.75 per share.

Additional information with respect to the "Description of Business" of Registrant is hereby incorporated by reference to Item I of Part I of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and to the subsection entitled "The Company" in Note 1 to the "Notes to Condensed Consolidated Financial Statements" of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

History

On September 8, 2005, Registrant entered into a non-binding letter of intent with Checkpoint dated September 7, 2005 to acquire substantially all of the assets of Checkpoint's Access Control Products Group division. On October 26, 2005, Registrant's Board of Directors approved the transaction and on November 4, 2005 the parties entered into the Checkpoint Asset Purchase Agreement. On December 30, 2005, Registrant and Checkpoint entered into a First Amendment to the Checkpoint Asset Purchase Agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, Registrant's subsidiary, Sielox, LLC, completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.4 million.

Also on January 6, 2006, Registrant's 80.5% owned subsidiary, SES, completed the acquisition of substantially all of the assets of SES Resources, a start up consulting venture. The newly formed business unit will specialize in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

SES has established an Advisory Panel which will serve the business with advice and will identify expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes a senior executive service level agent from the U.S. Internal Revenue Service, a former Chief of Police of Boca Raton, Florida, and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources and vice chaired by the former VP and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Certain Relationships and Related Transactions" below.

Business

Access Control Products Group

The ACPG business was originally acquired by Checkpoint when Checkpoint acquired Sielox Systems, Inc. of Sunnyvale, California in 1986. At that time, the ACPG business distributed, developed and manufactured System Five and System Ten access control systems for automated access to buildings and areas within buildings. In the late eighties, ACPG introduced the Threshold series for use on DOS and QNX operating systems and in the middle nineties developed a series of applications for use on the Windows operating systems. In March 2003, the ACPG business introduced Pinnacle, the next generation in access control software solutions. Today ACPG develops, designs and distributes a complete line of open architecture access control software, including both Pinnacle and the legacy Enterprise Threshold, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards which can be configured to monitor, manage and control physical access to building perimeters and interior locations. ACPG generally does not experience seasonality in its business and there is no single customer which constitutes 10% or more of its revenue.

SES Resources International

The newly formed business unit will specialize in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with its Advisory Panel comprised of senior executive service level government risk assessment and law enforcement professionals. SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

CORPORATE RESTRUCTURINGS

        In January 2003, we adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of our digital music fulfillment business and related assets to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,441,000 was recorded in operating expenses for the year. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, lease termination fees of $3,569,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva. We terminated our last remaining employee on September 4, 2004, as a result of which we paid termination and accrued vacation payments of $10,592. We closed our office in Foster City, California and as of September 30, 2004. From September 30, 2004 to December 30, 2005, we had no employees and were focused on settling our claims and liabilities and pursuing other uses for the remainder of our assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. During 2005 and 2004 had no operating business, so the operating results in any period are not indicative of the results, if any, that may be expected for any future period. As discussed elsewhere in this document, we completed two acquisitions as of December 30, 2005.

                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2005        2004        2003
                                                     ---------   ---------   ---------
Net revenues:
       License                                              --          --           9%
       Services                                             --          --          91
       Business development (related party)                 --          --          --
                                                     ---------   ---------   ---------
         Total net revenues                                 --          --         100
                                                     =========   =========   =========
Cost of net revenues:
       License                                              --          --          12
       Services                                             --          --           5
       Business development (related party)                 --          --          --
       Non-cash cost of revenues                            --          --          --
                                                     ---------   ---------   ---------
         Total cost of net revenues                         --          --          16
                                                     =========   =========   =========
Gross profit (loss)                                         --          --          84
                                                     =========   =========   =========
       Operating expenses:
       Sales and marketing                                  --          --         644
       Non-cash sales and marketing                         --          --          --
       Research and development                             --          --         384
       Non-cash research and development                    --          --          --
       General and administrative                           --          --         155
       Non-cash general and administrative                  --          --          --
       Impairment loss                                      --          --          --
       Strategic marketing-equity instruments               --          --          --
       Restructuring                                        --          --      10,258
                                                     ---------   ---------   ---------
         Total operating expenses                           --          --      26,769
                                                     =========   =========   =========
Loss from operations                                        --          --     (26,686)
Other income (expense), net                                 --          --         728
Gain on sale of intellectual property                       --          --          --
Gain on sale of Digital Music fulfillment business          --          --       6,670
Merger termination fee                                      --          --          --
Loss in equity investment                                   --          --          --
                                                     ---------   ---------   ---------
Net loss                                                    --          --     (14,288)
                                                     =========   =========   =========

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Total Net Revenues.

Total net revenues were $0 in 2005 and 2004 compared to $42,860 in 2003.

License. License revenues primarily consisted of fees from licensing our software products to third parties. License revenues were $0 in 2005 and 2004 compared to $4,000 in 2003. The decrease in 2005 and 2004 were due to the cessation of our operating business activity.

Services. Services revenues consisted of maintenance fees related to our licensed software products, hosting fees, encoding, music delivery and transaction fees, promotion and advertising services and kiosk-related equipment sales from third parties. Services revenues were $0 in 2005 and 2004 compared to $39,000 in 2003. The decrease in 2005 and 2004 was primarily due to the cessation of our business activity.

Total Cost of Net Revenues

Our gross profit (loss) decreased to approximately 0% of total net revenues in 2005 and 2004 from approximately 84% of total net revenues in 2003. Total cost of net revenues decreased 100% to $0 in 2005 and 2004 from $7,000 in 2003.

License. Cost of license revenues primarily consisted of royalties paid to third-party technology vendors and costs of documentation, duplication and packaging. Cost of license revenues decreased 100% to $0 in 2005 and 2004 compared to 98% and $5,000 in 2003. Cost of license revenue decreased in 2005 and 2004 due to the cessation of our operating business activity.

Services. Cost of services revenues primarily consisted of compensation for customer service, encoding and professional services personnel, kiosk-related equipment and an allocation of our occupancy costs and other overhead attributable to our services revenues. Cost of services revenues decreased 100% to $0 in 2005 and 2004 from $2,000 in 2003. The decrease in 2005 and 2004 in cost of services revenue was due to the cessation of our operating business activity.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consisted primarily of compensation for our sales, marketing and business development personnel, compensation for customer service and professional services personnel attributable to sales and marketing activities, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website and an allocation of our occupancy costs and other overhead. Sales and marketing expenses decreased 100% to $0 in 2005 and 2004 from $277,000 in 2003. The decrease in 2005, 2004 and 2003 was due to the cessation of business activity and termination of all remaining sales and marketing personnel.

Research and Development. Research and development expenses consisted primarily of compensation for our research and development, network operations and product management personnel, payments to outside contractors and, to a lesser extent, depreciation on equipment used for research and development and an allocation of our occupancy costs and other overhead. Research and development expenses decreased 100% in 2005 and 2004 to $0 from $165,000 in 2003. The decrease in 2005, 2004 and 2003 was due to the cessation of business activity and the termination of all remaining research and development personnel.

General and Administrative. General and Administrative expenses remained relatively the same in 2005 and 2004 at $.9 million each of the two years. General and Administrative expenses decreased 86% to $0.9 million in 2004 from $6.6 million in 2003. The decrease in 2004 was due to the cessation of operating business activity. General and Administrative expenses in 2005 include directors and officers liability insurance premium payments of approximately $135,000, legal expenses of approximately $26,000, professional services for audit and accounting of approximately $98,000, administrative fees of approximately $180,000, director and officer remuneration of approximately $197,000. General and Administrative expenses in 2004 include, directors and offices liability insurance premium payments of approximately $224,000, legal expenses of approximately $229,000, professional services for audit and accounting of approximately $77,000, administrative fee of approximately $141,000 and director renumeration of approximately $116,000.

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

Non-Cash Sales and Marketing, Research and Development and General and Administrative. Non-cash sales and marketing, research and development and general and administrative expenses relate to stock-based employee compensation arrangements. The total unearned compensation recorded by us from inception to December 31, 2005 was $3.5 million. We recognized $0, $0 and $ 0 of stock compensation expense (income) for 2005, 2004 and 2003, respectively. The income amounts in 2005, 2004 and 2003 relate to the adjustment of cumulative expense attributable to employees terminated in those periods from accelerated amortization to straight-line amortization during the terminated employees' service periods. We have fully amortized stock compensation expense related to these personnel in 2002, and accordingly no future expense related to these stock options will be incurred.

Restructuring- Restructuring charge relates to costs associated with our corporate restructuring program. We had no costs related to our restructuring in 2005 and 2004. A $4.4 million charge in 2003 consisted of involuntary employee separation costs of $796,000 and costs of $3,569,000 pertaining to lease termination payments for certain facilities that were vacated due to reductions in our work force

Interest Income. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income was $233,000 in 2005, $148,000 in 2004 and $242,200 in 2003.

Other Income (Expense). Other income (expense) was $3,000 in 2005 $(27,000) in 2004 and $71,000 in 2003.

Gain on Sale of Intellectual Property and Digital Music Fulfillment Business. Gain on sale of intellectual property relates to the sale of our Digital Music fulfillment business to Geneva in January 2003.

CONTRACTUAL OBLIGATIONS

        We did not have any contractual commitments and obligations as of December 31, 2005, including any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations, within the meaning of the current rules of the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

        o       revenue recognition;

        o estimating valuation allowances, specifically the allowance for doubtful accounts and sales returns reserve;

        o       accounting for contingencies; and

        o       accounting for income taxes.

        o       business combinations

        o       long lived assets

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

Allowance for doubtful accounts and sales returns reserve. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Similarly, our management must make estimates of the potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts and sales returns reserve in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if management made different judgments or used different estimates. Our accounts receivable from third parties balance was $1,097, net as of December 31, 2005. Per the Asset Purchase Agreement, Checkpoint Systems, Inc has guaranteed collection of all acquired net receivables.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,826 as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Business combinations. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Long lived assets. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

NEW ACCOUNTING PRONOUNCEMENTS.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for the first quarter 2006. The Company does not believe that this statement will have a material effect on the financial statements.

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

In March 2005, FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that this statement will have a material effect on the financial statements.

In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not believe that this statement will have a material effect on the financial statements.

The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have a material impact on operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2005, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. In January 2003, we distributed $57.7 million to our common stockholders of record as of December 10, 2002. At December 31, 2005, we had approximately $5.7 million of cash and cash equivalents. On January 6, 2006, approximately $2.6 million of cash was paid to Checkpoint Systems, Inc. for the acquisition of Checkpoint's Access Control Products Group ("ACPG") division. The effective date of this acquisition was December 30, 2005.

Net cash used in operating activities was $0.7 million, $2.5 million and $10.3 million in 2005, 2004 and 2003, respectively. Net cash used in operating activities in 2005 was primarily the result of net losses from operations of $757,000 offset by accruals for legal and other expenses of $375,000 and trade and accrued payables of $199,000. Net cash used in operating activities in 2004 was primarily the result of net losses from operations of $847,000, legal expenses of $360,000 and the settlement in the BeMusic litigation of $ 1.4 million. Net cash used in operating activities in 2003 was the result of net losses from operations of $8.3 million, the gain on the sale of our digital music fulfillments business and related assets of $2.8 million, a decrease in accounts payable of $1.2 million, offset by a decrease in depreciation and amortization of $226,000 and the recovery of restricted cash of $826,000 relating to the lease termination of our Redwood City facility.

Net cash provided by (used in) investing activities was $0, $0 and $3.2 million in 2005, 2004, and 2003 respectively. The net cash provided in 2003 was from the sale of our digital music fulfillment business and related assets.

Net cash provided by (used in) financing activities was $0, $(67,000) and $(57.7) million, in 2005, 2004 and 2003, respectively. The net cash used in financing activities in 2004 was due to the purchase of fractional interests in connection with the implementation of the Reverse/Forward Stock Split. The net cash used in financing activities in 2003 of $57.7 million was from the cash distribution to our shareholders of $2.50 per share on January 29, 2003.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents our directors and executive officers, their ages and the positions held by them as of December 31, 2005:

  NAME                     AGE   POSITION
------------------------   ---   -----------------------------------------------
  William J. Fox           49    President, Chief Executive Officer and Director
  Melvyn Brunt             62    Chief Financial Officer and Secretary
  James A. Mitarotonda     51    Chairman and Director
  Steven Berns             41    Director
  Stephen Liguori          49    Director
  Michael A. McManus. Jr   62    Director

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

Mr. Mitarotonda has served as one of our directors since September 2002, our Co-Chairman from April 2003 until May 2004 and our sole Chairman since May 2004. He served as our Co-Chief Executive Officer from April 2003 until May 2004 and our sole Chief Executive Officer from May 2004 to October 7, 2004. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in November 1991. Mr. Mitarotonda is also the Managing Director of Barington Companies Offshore Fund, Ltd. and President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization value fund which seeks to be actively involved with its portfolio companies in order to enhance shareholder value. Mr. Mitarotonda is also a director of A. Schulman (NASDAQ: 5HLM) and Dynabazaar, Inc. (OTCBB:FAIM) and served as the President and Chief Executive Officer of Dynabazaar, Inc. from January 2004 until December 2004. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates.

Mr. Berns has been President, Chief Financial Officer and Director of MDC Partners Inc. (NASDAQ:MDCA) (the "Company") since November 2005. From September 2004 to November 2005, Mr. Berns served as Vice Chairman and Executive Vice President of the Company. Prior to that, Mr. Berns was the Senior Vice President and Treasurer of The Interpublic Group of Companies, Inc., an organization of advertising agencies and marketing services companies from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns is a Certified Public Accountant. He has served as a Director and member of the Audit and Compensation Committees for LivePerson, Inc. since April 2002 and a Director and member of the Audit and Nominating and Corporate Governance Committee of LQ Corporation, Inc. since October 2004.

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

AUDIT COMMITTEE

The Audit Committee currently consists of Steven Berns (Chairman), Steve Liguori and Michael McManus. The Board has determined that each member is "independent" under the NASD's listing standards and the applicable rules of the Securities Exchange Commission (the "SEC"), that each member is "financially literate" under the NASD's listing standards and that Mr. Berns qualifies as an Audit Committee Financial Expert under the applicable rules of the SEC.

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

Based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us and representations made to us, we believe that during the fiscal year ended December 31, 2005 all reports required by Section 16(a) to be filed by our officers and directors and 10% beneficial owners were filed on a timely basis, except as follows: (i) Joseph R. Wright, Jr. filed late his Initial Statement of Beneficial Ownership of Securities on Form 3; and (ii) James A. Mitarotonda filed late one Statement of Changes in Beneficial Ownership on Form 4 relating to certain acquisitions of shares of common stock of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth the total compensation received for services rendered to us for the years ended December 31, 2005, 2004 and 2003 by the Named Executive Officers. Numbers of securities in this table reflect the reverse-forward stock split which took place on June 7, 2004.

                                                                                                  LONG-TERM
                                                              ANNUAL COMPENSATION                COMPENSATION
                                                ----------------------------------------------   ------------
                                                                                                 # SECURITIES
                                                                                  OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR    SALARY        BONUS       COMPENSATION   OPTIONS/SARs
---------------------------------------------   ----   --------    -----------    ------------   ------------
William J. Fox, Chief Executive                 2005   $ 78,000    $    60,000 (3)          --             --
Officer (1)                                     2004   $ 15,000             --              --   $     67,347
                                                2003         --             --              --             --

James A. Mitarotonda, Chairman and              2005         --             --              --             --
Chief Executive Officer (resigned               2004   $ 37,000             --              --             --
as Chief Executive Officer in                   2003   $ 46,487             --              --         63,000
October 2004)

Seymour Holtzman, Co-Chairman and               2005         --             --              --             --
Co-Chief Executive Officer                      2004   $ 20,000             --              --             --
(resigned as Co-Chairman and                    2003   $ 10,000             --              --         63,000
Co-Chief Executive Officer in May 2004)

Melvyn Brunt, Chief Financial                   2005         (2)            --              --             --
Officer                                         2004         (2)            --              --             --
                                                2003         (2)            --              --         14,000

----------
(1)     Mr. Fox has served as our Chief Executive Officer since October 7, 2004.
(2) From April 2003 through May 16, 2004, the Company paid Barington Capital Group, L.P. ("Barington") a monthly fee of $7,290 for certain administrative and accounting services provided by Barington on its behalf, which includes services performed by Mr. Brunt, the Chief Financial Officer of Barington, on behalf of the Company. The Company entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, the Company paid Barington $8,000 per month for providing certain administrative, accounting and other services on its behalf in 2004. The services agreement with Barington was amended as of January 1, 2005 to, among other things, increase the monthly fee payable by the Company to Barington from $8,000 to $15,000. For more information, see "Certain Relationships and Related Transactions."
(3) The bonus to Mr. Fox was paid in January 2006 after the closing of the acquisition of the ACPG business.

OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options awarded to Executive Officers during the year ended December 31, 2005.

               AGGREGATED OPTION SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION SAR VALUES

The following table provides summary information concerning stock options held as of December 31, 2005 by each of the Named Executive Officers. Number of securities and exercise prices reflect the reverse-forward stock split which took place on June 7, 2004. The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $1.79 on December 31, 2005 less the exercise price.

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED                    VALUE OF UNEXERCISED
                                                   OPTIONS/SAR's AT FISCAL YEAR-           IN-THE-MONEY OPTIONS/SAR's AT
                          SHARES      VALUE                   END                                 FISCAL YEAR-END
                       ACQUIRED ON   REALIZED   ------------------------------------   -----------------------------------
NAME                     EXERCISE      ($)       EXERCISABLE          UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
--------------------   -----------   --------   ---------------      ---------------   ----------------   ----------------
William Fox                     --         --            47,261               41,086                 --                 --
James Mitarotonda               --         --           160,200(1)                --                 --                 --
Melvyn Brunt                    --         --            14,000                   --                 --                 --
Total                           --         --           221,461               41,086                 --                 --

----------
(1) In May 2004, 63,000 options were transferred to Mr. Mitarotonda from Mr. Holtzman pursuant to the terms of a securities purchase agreement by and among Jewelcor Management, Inc., Seymour Holtzman, Barington Capital Group, L.P., James A. Mitarotonda and Ramius Securities, LLC, dated as of May 13, 2004.

DIRECTOR COMPENSATION

In February 2003, our Board approved a plan that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the Board attended during their term of service. Attendance at Committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson. In 2005, we paid $49,000 for Board and Committee attendance.

Non-employee directors are granted a fully vested option to purchase 21,000 shares of common stock upon initial election and a fully vested option to purchase 1,400 shares of common stock on each anniversary of becoming a director during their term of service at an exercise price equal to the fair market value of a share of common stock as of the date of grant.

EMPLOYMENT CONTRACTS TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

As approved by the Board on October 22, 2005, Mr. Fox's compensation is $11,000 per month. Mr. Fox is to be paid one year of severance if terminated without cause.

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

To contain expenses in 2004, the compensation committee established a salary freeze on all of our employees. In approving the salary of the Company's Chief Executive Officer, the compensation committee generally follows the policies set forth above. However, as the Company did not have an operating business in 2004, the Chief Executive Officer was compensated at a level deemed reasonable and appropriate for the services being provided to the Company by the Chief Executive Officer.

In 2005, the compensation committee did not establish bonus targets for the Executive Officers. In prior years, bonus targets have been equal to either 30% or 50% of base salary. Actual bonus amounts were based on both corporate and individual performance measurements. The corporate performance measurements were based on revenue and operating loss targets. No bonus payouts were made in 2005. As approved by the Board of Directors in October 2005, Mr. Fox's monthly retainers were increased to $11,000 and he was provided a severance provision of one year's compensation in the event of termination without cause. He also received a bonus in January 2006, in the amount of $60,000 after the closing of the ACPG business acquisition.

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

In approving the Chief Executive Officers' salary, the compensation committee generally follows the policies set forth above

                                                     COMPENSATION COMMITTEE
                                                     OF L Q CORPORATION, INC

                                                        /s/ Stephen Liguori
                                                     ---------------------------
                                                            STEPHEN LIGUORI

                                                     /s/ Michael A. McManus, Jr.
                                                     ---------------------------
                                                         MICHAEL A. McMANUS, JR.

PERFORMANCE GRAPH

        The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index-U.S. and a group of former peer issuers selected in good faith and comprised of Intertrust Technologies Corporation (ITRU) and RealNetworks, Inc.
(RNWK). The graph assumes that $100 was invested on December 31, 2000, the date of our initial public offering, in our common stock, the Nasdaq Stock Market Index-U.S. and the peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG LQ CORPORATION INC. THE NASDAQ STOCK MARKET (U.S.) INDEX
                                AND A PEER GROUP

                                [CHART OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information with respect to beneficial ownership of our common stock as of March 8, 2006 by:

        o each person known by us who beneficially owns more than 5% of the common stock;

        o       each of our named executive officers;

        o       each of our directors; and

        o       all executive officers and directors as a group.

Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of March 22, 2005 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 3,214,408 shares of common stock outstanding as of March 17, 2006, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. Numbers of shares in the following table and footnotes thereto have been adjusted to account for the Company's Reverse-Forward Stock Split which took effect on June 7, 2004.

                                                                     SHARES BENEFICIALLY OWNED
                                                                    ---------------------------
                                                                        NUMBER        PERCENT
                                                                    ------------   ------------
NAME OF BENEFICIAL OWNER
Lloyd I. Miller III(1)                                                   408,446          12.71
    4550 Gordon Drive,
    Naples, Florida 34102
Phillip Goldstein(2)                                                     377,791          11.75
    60 Heritage Drive
    Plesantville, NY 10570
PNC Financial Services Group, Inc. and related entities(3)               339,694          10.57
    One PNC Plaza
    249 Fifth Avenue
    Pittsburgh, PA 15265
Coghill Capital Management, L.L.C. and related entities(4)               196,584           6.11
    One North Wacker Drive - Suite 4350
    Chicago, IL 60606
SC Fundamental Value Fund, L.P. and related entities(5)                  195,660           6.09
    420 Lexington Avenue, Suite 2601
    New York, NY 10170
Jay Gottlieb(6)                                                          219,700           6.84
    27 Misty Brook Lane
    New Fairfield, CT 06812
Barington Companies Equity Partners, L.P. and related entities(7)        354,214          11.02
    c/o Barington Capital Group, L.P.
    888 Seventh Avenue, 17th Floor
    New York NY 10019
James A. Mitarotonda(8)                                                  324,336          10.09
Steve Berns(9)                                                            22,400           *
Melvyn Brunt(10)                                                          14,000           *
William J. Fox(11)                                                        47,261           *
Steven Liquori(12)                                                        22,400           *
Michael McManus(13)                                                       23,800           *
All executive officers and directors as a group (6 persons)              454,197          14.13

----------
(1) On February 18, 2004, Lloyd I. Miller III filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 408,446 shares of Common Stock. According to this Schedule 13G/A, Mr. Miller holds sole dispositive and voting power with respect to 68,748 shares of the reported securities as (i) the manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual and shared dispositive and voting power with respect to 2,426,398 shares of the reported securities as an advisor to the trustee of certain family trusts.

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

(5) On December 6, 2002, SC Fundamental Value Fund and related entities filed a Schedule 13G pursuant to Rule 13d-1 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, reporting combined ownership of 195,660 shares of Common Stock as the total owned.

(6) On December 13, 2005, Jay Gottlieb filed a Schedule 13D reporting ownership of 219,700 shares of Common Stock as the total owned.

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

(8) Includes 67,438 shares of Common Stock owned by Barington Companies Equity Partners, L.P., 148,498 shares of Common Stock owned by Barington Capital Group, L.P. and 160,200 shares of Common Stock issuable upon the exercise of stock options excercisable within 60 days of March 22, 2005. James A. Mitarotonda is President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partner L.P., and Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. Consequently, Mr. Mitarotonda may be deemed to beneficially own all of the shares held by Barington Companies Equity Partners, L.P. and Barington Capital Group, L.P. Mr. Mitarotonda disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(9) Includes 22,400 shares of Common Stock issuable upon the exercise of stock options excercisable within 60 days of March 22,2006

(10) Includes 14,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2006.

(11) Includes 47,261 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2006.

(12) Includes 22,400 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2006.

(13) Includes 23,800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 22, 2006.

* Does not exceed 1%.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2005, concerning shares of our common stock authorized for issuance under all of our equity compensation plans (shares in thousands)

                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                             ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING     EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
PLAN CATEGORY                  WARRANTS AND RIGHTS               RIGHTS               REFLECTED IN COLUMN (A)
-------------------------   --------------------------   -------------------------   -------------------------
                                       (a)                          (b)                         (c)
Equity compensation plans
approved by security
Holders                                350                          1.93                       5,205

Equity compensation plans
not approved by
security holders                        --                            --                          --

           Total                       350                          1.93                       5,205

On March 18, 2003, our Board elected to reduce the exercise price of all stock options by $2.50, but not lower than $0.10, to account for the $2.50 per share return of capital distribution made on January 29, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our Chairman and former Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,290 for certain administrative and accounting services provided by Barington on our behalf. During the same period, we also paid Jewelcor Management, Inc. ("Jewelcor"), a corporation whose Chairman and Chief Executive Officer is Seymour Holtzman, a fee of $5,000 for certain administrative services provided by Jewelcor on our behalf. Mr. Holtzman is a former Co-Chairman and Co-Chief Executive Officer of the Company. In May 2004, Mr. Holtzman resigned from the Board and Jewelcor ceased to provide administrative services to us. The Board then decided to enter into a new services arrangement with Barington, and it was agreed that all payments for services would be suspended until a new services arrangement was negotiated, although Barington continued to provide services on our behalf. We entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies for us at our request a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of our Common Stock. The options are fully exercisable and were granted with an exercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date. The option grant was reported in a Form 4 filed by Mr. Mitarotonda with the SEC on November 18, 2004, pending designation of the stock option recipients among Mr. Mitarotonda and other designees of Barington. On April 14, 2005, Barington designated Mr. Mitarotonda as a recipient of stock options to purchase 37,000 shares of the Common Stock.

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

SES Resources is a minority shareholder of SES with 19.5% of the SES equity. Mr. Bradley Schnur, one of the shareholders of the SES Resources, is serving as President of SES. Two of the other SES Resources shareholders may become members of the SES Advisory Panel in the future. Mr. Dennis Schnur, the remaining shareholder of SES Resources, is Mr. B. Schnur's father and also serves as Chairman of the SES Advisory Panel. Sebastian Cassetta serves as Vice Chairman of the SES Advisory Panel. Mr. Cassetta served as special assistant to Governor and Vice President Nelson Rockefeller and was Vice President and Director of Brinks Inc. Mr. Cassetta was also the founder and CEO of Burns and Roe Securecom, a high level security systems consulting design and integration firm. Mr. Cassetta is presently the Senior Managing Director and Chief Operating Officer of the Barington Capital Group, an affiliate of Registrant. As remuneration for their duties, Mr. D. Schnur and Mr. Cassetta, as well as other SES Advisory Panel members, may receive remuneration fees in connection with the gross profit earned by SES. In connection with the Acquisitions, Barington served as a transaction advisor and shall receive a fee of approximately $60,000 in January 2006. Such amount was approved by the independent directors of Registrant at a meeting of its Board of Directors meeting on October 26, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, PC has served as our independent accountant to perform the audit of our financial statements for the fiscal year ended December 31, 2005 and December 31, 2004. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2005 and 2004.

                                                      FISCAL      FISCAL
     FEE CATEGORY                                      2005        2004
     ---------------------------------------------   ---------   --------
     Audit Fees (1)                                  $  72,500   $ 65,700
     Audit-Related Fees (2)                                 --         --
     Tax Fees (3)                                    $  14,500   $ 19,630
     All Other Fees (4)                              $  80,953         --

     Total All Fees                                  $ 167,953   $ 85,330

(1) Audit Fees. These consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly 10-Q reports and for services normally provided in connection with statutory and regulatory filings.

(2) Audit-Related Fees. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

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

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibits under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided. Prior approval need not be given with respect to the provision of non-audit services if certain "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

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

(a)(2) The financial statement schedule of L Q Corporation, Inc. for the years ended December 31, 2005, 2004 and 2003 included in subsection (c) below is filed as part of this Annual Report and should be read in conjunction with the Financial Statement of L Q Corporation, Inc. - Schedule II - Valuation and Qualifying Accounts. Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

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

----------
+    confidential treatment received as to certain portions

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

(3) Incorporated by reference to Exhibits on Form 8-K filed with the Securities and Exchange Commission on January 28, 2003

(4) This exhibit has been omitted because the information is shown in the financial statements or notes thereto

(5) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004

(6) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 16, 2004

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       By:         /s/ WILLIAM J. FOX
                                           -------------------------------------
                                                      WILLIAM J. FOX
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   DATE: MARCH 31, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

              SIGNATURE                              TITLE                         DATE
----------------------------------   ---------------------------------------   --------------
     /s/ WILLIAM J. FOX              President, Chief Executive Officer and    March 31, 2006
----------------------------------   Director (Principal Executive Officer)
        WILLIAM J. FOX

        /s/ MELVYN BRUNT             Chief Financial Officer (Principal        March 31, 2006
----------------------------------   Financial and Accounting Officer)
           MELVYN BRUNT

      /s/ JAMES A. MITAROTONDA       Chairman and Director                     March 31, 2006
----------------------------------
        JAMES A. MITAROTONDA

         /s/ STEPHEN LIGUORI         Director                                  March 31, 2006
----------------------------------
            STEPHEN LIGUORI

     /s/ MICHAEL A. MCMANUS, JR.     Director                                  March 31, 2006
----------------------------------
       MICHAEL A. MCMANUS, JR.

          /s/ STEVEN BERNS           Director                                  March 31, 2006
----------------------------------
            STEVEN BERNS

                             L Q CORPORATION, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Registered Public Accounting Firm               F-2
Consolidated Balance Sheets                                           F-3
Consolidated Statements of Operations                                 F-4
Consolidated Statements of Stockholders' Equity                       F-5
Consolidated Statements of Cash Flows                                 F-6
Notes to Consolidated Financial Statements                            F-7
Financial Statement Schedule II - Valuation and Qualifying Account   F-27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of L Q Corporation, Inc.

        We have audited the accompanying consolidated balance sheets of LQ Corporation, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L Q Corporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated financial schedules listed under
Item 15. In our opinion, these consolidated financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 21, 2006

                             L Q CORPORATION, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           DECEMBER 31,
                                                     ----------------------
                                                       2005         2004
                                                     ---------    ---------
                     ASSETS

Current assets:
  Cash and cash equivalents                          $   5,746    $   6,432
  Accounts receivable                                    1,097
  Inventories                                              855
  Other current assets                                      96          103
                                                     ---------    ---------
    Total current assets                                 7,794        6,535

Fixed assets                                                14

Goodwill                                                   999
                                                     ---------    ---------
      Total assets                                   $   8,807    $   6,535
                                                     =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses and other current liabilities       $     575    $     114
Due to Checkpoint                                        2,581
                                                     ---------    ---------
    Total current liabilities                            3,156          114

Commitments and contingencies

  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,214,408 in 2005 and 2004
   shares issued and outstanding                             3            3
  Additional paid-in capital                           146,006      146,006
  Accumulated deficit                                 (140,267)    (139,510)
  Accumulated other comprehensive loss                     (91)         (78)
                                                     ---------    ---------
    Total stockholders' equity                           5,651        6,421
                                                     ---------    ---------
      Total liabilities and stockholders' equity     $   8,807    $   6,535
                                                     =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                             L Q CORPORATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2005        2004        2003
                                                     --------    --------    --------
Net revenues:
  License                                            $     --    $     --    $      4
  Services                                                 --          --          39
                                                     --------    --------    --------
    Total net revenues                                     --          --          43
                                                     --------    --------    --------
Cost of net revenues:
  License                                                  --          --           5
  Services                                                 --          --           2
                                                     --------    --------    --------
    Total cost of net revenues                             --          --           7
                                                     --------    --------    --------
  Gross profit                                             --          --          36
                                                     --------    --------    --------
Operating expenses:
  Sales and marketing                                      --          --         277
  Research and development                                 --          --         165
  General and administrative                              993         968       6,628
  Restructuring                                            --          --       4,441
                                                     --------    --------    --------
    Total operating expenses                              993         968      11,511
                                                     --------    --------    --------
Loss from operations                                     (993)       (968)    (11,475)
Interest income                                           233         148         242
Other income (expense), net                                 3         (27)         71
Gain on sale of digital music fulfillment business         --          --       2,868
                                                     --------    --------    --------
Net loss                                             $   (757)   $   (847)   $ (8,294)
                                                     ========    ========    ========
Net loss per share:
  Basic and diluted                                  $  (0.24)   $  (0.26)   $  (2.56)
                                                     --------    --------    --------
  Weighted average shares                               3,214       3,232       3,243
                                                     ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             L Q CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                     COMMON STOCK           ADDITIONAL                       OTHER
                               ------------------------      PAID-IN      ACCUMULATED    COMPREHENSIVE               COMPREHENSIVE
                                  SHARES        AMOUNT       CAPITAL        DEFICIT      INCOME (LOSS)      TOTAL        (LOSS)
                               ------------    --------    -----------    -----------    -------------    --------   -------------
BALANCE AT DECEMBER 31, 2002     23,144,828    $     23    $   146,039    $  (130,369)   $         (75)   $ 15,618
                               ------------    --------    -----------    -----------    -------------    --------
Issuance of common stock in
 connection with exercise of
 stock options                       32,030                         14                                          14
 Cumulative translation
  adjustment                                                                                        (4)         (4)             (4)
Net loss                                                                       (8,294)                      (8,294)         (8,294)
                                                                                                                     -------------
Comprehensive loss                                                                                                   $      (8,298)
                               ------------    --------    -----------    -----------    -------------    --------   =============
BALANCE AT DECEMBER 31, 2003     23,176,858          23        146,053       (138,663)             (79)      7,334
                               ------------    --------    -----------    -----------    -------------    --------
Effect of reverse
 forward split                  (19,932,879)        (20)            20
Cancellation of common stock        (29,571)                       (67)                                        (67)
Cumulative translation
 Adjustments                                                                                         1           1               1
Net loss                                                                         (847)                        (847)           (847)
                                                                                                                     -------------
Comprehensive loss                                                                                                   $        (846)
                               ------------    --------    -----------    -----------    -------------    --------   =============
BALANCE AT DECEMBER 31, 2004      3,214,408           3        146,006       (139,510)             (78)      6,421
                               ------------    --------    -----------    -----------    -------------    --------
Cumulative translation
 Adjustments                                                                                       (13)        (13)            (13)
Net loss                                                                         (757)                        (757)           (757)
                                                                                                                     -------------
Comprehensive loss                                                                                                   $        (770)
                               ------------    --------    -----------    -----------    -------------    --------   =============
BALANCE AT DECEMBER 31, 2005      3,214,408    $      3    $   146,006    $  (140,267)   $         (91)   $  5,651
                               ============    ========    ===========    ===========    =============    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             L Q CORPORATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2005        2004        2003
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (757)   $   (847)   $ (8,294)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                              --          --         226
 and related assets                                        --          --      (2,868)
Increase (decrease) in cash attributable to changes
 in operating assets and liabilities:
Accounts receivable from third parties                     --          28          32
Restricted cash                                            --          --         826
Other current assets                                       44          61       1,204
Accounts payable                                                       --      (1,218)
Accrued expenses and other current liabilities             64      (1,821)       (216)
Deferred revenue from third parties                        --          --         (39)
                                                     --------    --------    --------
Net cash used in operating activities                    (649)     (2,579)    (10,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of digital music fulfillment
 business and related assets                               --          --       3,200
Costs of acquisition                                      (24)
                                                     --------    --------    --------
Net cash provided by (used in)
 investing activities                                     (24)         --       3,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to stockholders                          --          --     (57,771)
Purchase of fractional shares                              --         (67)         14
                                                     --------    --------    --------
Net cash used in financing activities                      --         (67)    (57,757)
Effect of exchange rates on cash
 and cash equivalents                                     (13)          1          (4)
                                                     --------    --------    --------
Net decrease in cash and cash equivalents                (686)     (2,645)    (64,908)
Cash and cash equivalents at beginning of period        6,432       9,077      73,985
                                                     --------    --------    --------
Cash and cash equivalents at end of period           $  5,746    $  6,432    $  9,077
                                                     ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest                               $     --    $     --    $     24

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES IN CONNECTION TO SIELOX, LLC
 ACQUISITION:
  Accounts receivable                             $    (1,097)
  Inventories                                            (855)
  Other current assets                                    (37)
  Property and equipment                                  (14)
  Goodwill                                               (667)
  Accrued expenses                                         89
  Due to Checkpoint                                     2,581
  Acquisition costs                                      (308)
  Acquisition related accrued expenses            $       308

         On January 6, 2006, Sielox, LLC a newly formed wholly owned subsidiary of LQ Corporation completed the acquisition of Checkpoint Inc's, Access Control Products Group division. The effective date of the acquisition was the close of business on December 30, 2005. (See note 1).

        The accompanying notes are an integral part of these consolidated financial statements.

                             L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Overview

L Q Corporation, Inc. (the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we have not operated any business and have been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of December 31, 2005 was $1.75 per share.

CHECKPOINT ACQUISITION

On September 8, 2005, the Company entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint") dated September 7, 2005 to acquire substantially all of the net assets of Checkpoint's Access Control Products Group ("ACPG") division. On October 26, 2005, the Company's Board of Directors approved the transaction and on November 4, 2005 the parties entered into the Checkpoint Asset Purchase Agreement. On December 30, 2005, the Company and Checkpoint entered into a First Amendment to the Checkpoint Asset Purchase Agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, the newly formed wholly owned subsidiary of the Company, Sielox, LLC, completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million. The acquisition of the net assets of ACPG are not included in the consolidated statement of operations, since the acquisition was effective as of the close of business on December 30, 2005.

The ACPG business, which will operate as Sielox(TM) under the Company's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

SES RESOURCES, LTD.

On January 6, 2006, the Company's newly formed wholly owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. SES Resources, Ltd. assets consist primarily of various trademarks. It has been determined that these trademarks have a fair value of zero. Consideration given in exchange for these assets was a 19.5% share in SES. The newly formed business unit will specialize in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

                             L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

The SES Advisory Panel will serve the business with advice and will identify expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes a senior executive service level agent from the U.S. Internal Revenue Service, and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources and vice chaired by the former VP and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Related Parties" below.

LIQUIDITY

The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2005, the Company incurred a net loss of approximately $757,000 and negative cash flows from operations of approximately $649,000. As of December 31, 2005, the Company had an accumulated deficit of approximately $140.3 million. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), the satisfaction of any potential legal judgments or settlements and the expenses associated with the operations of Sielox, LLC and SES. Such activities may have an impact on the Company's liquidity.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current period presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Sielox, LLC and SES. Significant intercompany transactions and balances have been eliminated.

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

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2005, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                         DECEMBER 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
CASH AND CASH EQUIVALENTS:

Cash                                                 $  2,644   $     53
Money market funds                                      3,102       6379
                                                     --------   --------
                                                     $  5,746   $  6,432
                                                     ========   ========

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

ACCOUNTS RECEIVABLE, NET

Accounts receivables are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred. The Company's accounts receivable, net from third parties was $1,097 as of December 31, 2005. Per the Asset Purchase Agreement, Checkpoint Systems, Inc has guaranteed collection of all acquired net receivables.

INVENTORIES

Inventories are stated on the first-in, first-out method, at the lower of cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.

PROPERTY AND EQUIPMENT, NET

Property and equipment are carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements, and major renewals are capitalized. Depreciation generally is provided on a straight-line basis over the estimated useful lives of the assets. Machinery and equipment estimated useful lives range from three to ten years. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included on the statements of operations.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-lived Assets," the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

INTANGIBLE ASSETS

Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

GOODWILL

Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective December 31, 2001, goodwill is no longer being amortized. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

ACCRUED WARRANTY COSTS

The Company provides product warranties for various products. The warranties vary in length depending on the product. The Company accrues warranty costs based on historical data of warranty transactions. Accrued warranties are reported under accrued expenses and other current liabilities at December 31, 2005.

REVENUE RECOGNITION

Revenue and related costs are recognized upon transfer of ownership, which generally coincides with the shipment of products to customers. Service revenue is recognized as services are performed. The Company records revenues net of an allowance for estimated return activities.

ROYALTY EXPENSES

The Company pays royalties at amounts defined in each agreement based upon units sold of certain components of its software solution products to various third parties, which expire at various dates through May 2008.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research, development and engineering of software and hardware products are expensed as incurred.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are accounted for in revenues, and shipping and handling costs in cost of revenues.

STOCK-BASED COMPENSATION

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure,". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.

The Company accounts for the stock issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," which encourages but does not require companies to record compensation costs for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid by the employee to acquire the stock under the terms of the stock option. Subsequent changes to option terms can also give rise to compensation. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Consistent with the disclosure provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                 Year Ended December 31,
                                                          ------------------------------------
(In thousands, except per share data)                        2005         2004         2003
-------------------------------------------------------   ----------   ----------   ----------
Net loss - as reported                                    $     (757)  $     (847)  $   (8,294)
Add back stock-based employee compensation expense
 included in net loss
Less stock based compensation expense determined under
 fair value based method, net of tax effects                      18           54          853
                                                          ----------   ----------   ----------
Net loss - pro forma                                      $     (775)  $     (901)  $   (9,147)

Basic and diluted net loss per share  - as reported            (0.24)       (0.26)       (2.56)
Basic and diluted net loss per share  - pro forma         $    (0.24)  $    (0.28)  $    (2.82)

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by the sfas no. 123 Using the following assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                              2005        2004         2003
                                                          ----------   ----------   ----------
Risk-free interest rate                                         3.53%        4.00%        1.28%
Weighted-average expected life (in years)                       10.0         5-10          1.0
Dividend yield                                                   0.0%         0.0%         0.0%
Expected volatility                                            36.39%       36.39%      140.00%

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
Weighted-average fair value of options
 granted during the period                                $     1.85   $     1.82   $     0.14
                                                          ==========   ==========   ==========
Weighted-average fair value of purchase
 rights granted during the period                         $        -   $        -   $        -
                                                          ==========   ==========   ==========

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

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
Numerator:
  Net loss                                                $     (757)  $     (847)  $   (8,294)
                                                          ==========   ==========   ==========
Denominator:
  Weighted average shares                                      3,214        3,232        3,243
                                                          ----------   ----------   ----------
  Denominator for basic and diluted calculation                3,214        3,232        3,243
                                                          ==========   ==========   ==========
Net loss per share:
  Basic and diluted                                       $    (0.24)  $    (0.26)  $    (2.56)
                                                          ==========   ==========   ==========

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
Common stock options                                             350          361        1,368
Common stock warrants                                            --           --           264

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's inactive foreign subsidiary was its local currency. Foreign currency assets and liabilities are translated at the current exchange rate at each balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Realized gains and losses on foreign currency transactions are included in other income (expense), net. The subsidiary was liquidated during the year ended December 31, 2005.

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

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income".SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders' equity.

SEGMENT INFORMATION

The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in only one operating segment.

International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
Domestic                                                  $       --   $       --   $       43
International                                             $       --   $       --   $       --
                                                          ----------   ----------   ----------
                                                          $       --   $       --   $       43
                                                          ==========   ==========   ==========

It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2005, 2004 and 2003.

Substantially all of the Company's assets as of December 31, 2005, 2004 and 2003 were located in the United States.

                             L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for the first quarter 2006. The Company does not believe that this statement will have a material effect on the financial statements.

In March 2005, FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that this statement will have a material effect on the financial statements.

In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not believe that this statement will have a material effect on the financial statements.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-BUSINESS ACQUISITIONS:

ACPG ACQUISITION

On January 6, 2006 the Company acquired certain assets and assumed certain liabilities of the Access Control Products Group ("ACPG") division of Checkpoint Systems Inc. with an effective date as of the close of business on December 30, 2005. The Company is a former public shell which had no operations. ACPG was acquired in order for the Company to have an operating business. The aggregate purchase price including acquisition costs of approximately $0.3 was approximately $2.9 million dollars.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The Company is in the process of having an independent appraisal done on all intangible assets received as a result of the acquisition of ACPG. Intangible assets will be reclassified upon results of an independent appraisal.

DECEMBER 31, 2005
-----------------
($ IN THOUSANDS)
Accounts Receivable                    $  1,097
Inventories                                 855
Property, plant and equipment                14
Goodwill                                    999
Other assets                                 37
                                       --------
Total assets acquired                  $  3,002
Current liabilities                         (89)
                                       --------
Net assets acquired                    $  2,913
                                       ========

Goodwill arose from the ACPG acquisition. This is due to a purchase price plus acquisition costs of approximately $2.9 million which exceeded the fair market value of all identifiable assets. The Company is in the process of having an independent appraisal done on all intangible assets received as a result of the acquisition of ACPG. The results of this appraisal may give rise to, among other things, goodwill. Goodwill of approximately $999,000 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal. As the goodwill arose on December 30, 2005, no amortization was charged to operations for the year then ended.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS)(CONTINUED):

The following unaudited pro forma information presents results of operations of L Q Corporation, Inc. as if the acquisition of ACPG occurred as of January 1, 2004. As the Company is in the process of receiving an appraisal on the goodwill acquired as a result of the acquisition, amortization expense can not be estimated at this time. Although prepared on a basis consistent with L Q Corporation, Inc. consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

For the years ended December 31,                      2005                  2004
---------------------------------------------   ----------------      ----------------
                                                ($ in thousands)      ($ in thousands)
Net Sales                                       $          6,390      $          6,560
Cost of Goods Sold                                        (3,681)               (3,549)
                                                ----------------      ----------------
Gross Profit                                               2,709                 3,011
General and Administrative Expenses                        4,734                 5,370
                                                ----------------      ----------------
Net Loss from Operations                                  (2,025)               (2,359)
Interest Income                                              236                   148
Pro forma Adjustment in Interest Income                     (161)(A)               (34)(A)
Other Income (Expense), Net                                  (12)                  (27)
                                                ----------------      ----------------
Net Loss                                        $         (1,962)     $         (2,272)
                                                ================      ================
Net loss per share - as reported                $          (0.24)     $          (0.26)
Net loss per share - proforma                   $          (0.61)     $          (0.70)
Weighted average shares                                    3,214                 3,232

(A) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

NOTE 3-RELATED PARTIES:

In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our Chairman and former Chief Executive Officer. William Fox, the President, Chief Executive Officer and a director of the Company, is the Vice Chairman of Barington. From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,920 for certain administrative and accounting services provided by Barington on our behalf. During the same period, we also paid Jewelcor Management, Inc. ("Jewelcor"), a corporation whose Chairman and Chief Executive Officer is Seymour Holtzman, a fee of $5,000 for certain administrative services provided by Jewelcor on our behalf. Mr. Holtzman is a former Co-Chairman and Co-Chief Executive Officer of the Company. In May 2004, Mr. Holtzman resigned from the Board and Jewelcor ceased to provide administrative services to us. The Board then decided to enter into a new services arrangement with Barington, and it was agreed that all payments for services would be suspended until a new services arrangement was negotiated, although Barington continued to provide services on our behalf. We entered into a new services agreement with Barington dated as of November 18, 2004. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies for us at our request a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of our Common Stock. The options are fully exercisable and were granted with an exercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date. The option grant was reported in a Form 4 filed by Mr. Mitarotonda with the SEC on November 18, 2004, pending designation of the stock option recipients among Mr. Mitarotonda and other designees of Barington. On April 14, 2005, Barington designated Mr. Mitarotonda as a recipient of stock options to purchase 37,000 shares of the Common Stock.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-RELATED PARTIES (CONTINUED):

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

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to the Company's CEO, William Fox.

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to Barington for serving as a transaction advisor.

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

SES Resources is a minority shareholder of SES with an interest of 19.5% in the equity of SES. Mr. Bradley Schnur, one of the shareholders of the SES Resources, is serving as President of SES. Two of the other SES Resources shareholders may become members of the SES Advisory Panel in the future. Mr. Dennis Schnur, the remaining shareholder of SES Resources, is Mr. B. Schnur's father and also serves as Chairman of the SES Advisory Panel. Sebastian Cassetta serves as Vice Chairman of the SES Advisory Panel. Mr. Cassetta served as special assistant to Governor and Vice President Nelson Rockefeller and was Vice President and Director of Brinks Inc. Mr. Cassetta was also the founder and CEO of Burns and Roe Securecom, a high level security systems consulting design and integration firm. Mr. Cassetta is presently the Senior Managing Director and Chief Operating Officer of the Barington Capital Group, an affiliate of the Company. As remuneration for their duties, Mr. D. Schnur and Mr. Cassetta, as well as other SES Advisory Panel members, may receive remuneration fees in connection with the gross profit earned by SES.

NOTE 4-BALANCE SHEET COMPONENTS ($ IN THOUSANDS):

DUE TO CHECKPOINT

Amounts due to Checkpoint are the result of consideration due from the acquisition of ACPG by Sielox, LLC. These amounts were paid on January 6, 2006.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                         DECEMBER 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Accrued expenses and other current liabilities:
  Consulting and professional services               $    486   $    104
  Warranty reserve                                         25
  Other                                                    64         10
                                                     --------   --------
                                                     $    575   $    114
                                                     ========   ========

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-COMMON STOCK:

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

At a September 29, 2003 meeting, the Company's stockholders approved amendments to the Company's certificate of incorporation to effect a 1-for-250 reverse stock split, to be followed immediately by a 35-for-1 forward stock split (collectively, the "Reverse/Forward Stock Split"), as well as a reduction in the number of common shares authorized for issuance from 50,000,000 shares to 30,000,000 shares (the "Share Reduction"). On June 7, 2004, the Company filed amendments to its Certificate of Incorporation to implement the Reverse/Forward Stock Split and the Share Reduction, which took place on July 26, 2004. All weighted average and earnings per share amounts have been restated to reflect the retroactive effect of the Reverse/Forward Stock Split except for the capitalization of the Company.

On August 4, 2004, the Company retired approximately 30,000 shares of common stock.

NOTE 6-PREFERRED STOCK RIGHTS AGREEMENTS:

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

NOTE 7-WARRANTS:

In June 1999, the Company signed an Advertising Agreement with Amazon.com, Inc. ("Amazon.com") to collaborate on event-based advertising using the Company's digital delivery services. In connection with this agreement, the Company issued a fully vested warrant to purchase approximately 254,000 shares of the Company's common stock to Amazon.com. The warrant was valued at $2,022,000 and was recognized as strategic marketing-equity instruments expense ratably over the one-year term of the agreement, which ended in June 2000. The remaining warrants to purchase 264,000 shares of common stock expired in June 2004.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-INCOME TAXES:

        Deferred taxes are comprised of the following (in thousands):

                                                         DECEMBER 31,
                                                     --------   --------
                                                       2005       2004
                                                     --------   --------
Deferred tax assets
Net operating loss and tax credit carryforwards      $  8,785   $  8,617
  Depreciation and amortization                            41         45
  Accrual and other                                         -         39
                                                     --------   --------
  Total deferred tax assets                             8,826      8,701
  Less: Valuation allowance                            (8,826)    (8,701)
                                                     --------   --------
Net deferred tax assets                              $     --   $     --
                                                     ========   ========

At December 31, 2005, the Company had approximately $18.9 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2013. At December 31, 2005, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

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

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2005 and 2004. The valuation allowance increased by approximately $125,000 in the year ended December 31, 2005.

NOTE 9-COMMITMENTS AND CONTINGENCIES:

Rent expense consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2005       2004       2003
                                                --------   --------   --------
Rent expense (in thousands) .................          -   $     10   $    532

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. The lawsuits allege that certain underwriters of the initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under
Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-COMMITMENTS AND CONTINGENCIES (CONTINUED):

issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, LQ Corporation and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against LQ Corporation and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing for April 24, 2006, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

GUARANTEES, WARRANTIES AND INDEMNIFICATION

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage it believes the fair value of these indemnification agreements is minimal.

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

The Company provides product warranties for various products. These warranties vary in length depending on the product. The Company accrues warranty costs based on historical data of warranty transactions.

NOTE 10--RESTRUCTURING:

In January 2003, the Company adopted a corporate restructuring program, consisting of a worldwide workforce reduction, in connection with the sale of the Company's digital music fulfillment business and related assets to Geneva Media, LLC ("Geneva"), an affiliate of Anderson Merchandisers, LP. A restructuring charge of $4,411,000 was recorded in operating expense for the year ended December 31, 2003. The restructuring charge included involuntary separation costs of $796,000 for 29 employees worldwide, 5 in sales and marketing, 11 in research and development, 9 in general and administrative and 4 in operations functions in the U.S., lease termination fees of $3,599,000 and asset impairment costs of $46,000 for prepaid expenses related to assets sold to Geneva.

In July 2003, the Company incurred a one-time payout of $3,569,000 to terminate the remaining term of its property lease on its former headquarters located in Redwood City, CA. As of December 31, 2003, the Company paid this liability and expensed it as a restructuring charge.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--RESTRUCTURING (CONTINUED):

In October 2003, the Company incurred a one-time payout of $30,000 to terminate the remaining term of its property lease on an office located in Los Angeles, California.

The Company did not incur any restructuring charges during the years ended December 31, 2004 and 2005.

A summary of the restructuring cost is outlined as follows (in thousands):

                                                       SEVERANCE                       ASSET
                                                     AND BENEFITS    FACILITIES     IMPAIRMENTS       TOTAL
                                                     ------------   ------------   ------------   ------------
Restructuring reserve balance at January 1, 2002     $         --   $        523   $         --   $        523
Severance and benefits                                        852                            --            852
Accrued lease costs                                            --            155             --            155
Property and equipment impairment                              --             --            156            156
                                                     ------------   ------------   ------------   ------------
Total                                                         852            678            156          1,686
Cash paid                                                    (852)          (678)            --         (1,530)
Non-cash                                                       --             --           (156)          (156)
                                                     ------------   ------------   ------------   ------------
Restructuring reserve balance at December 31, 2002             --   $         --   $         --   $         --
Severance and benefits                                        796             --             --            796
Lease termination fee                                          --          3,599             --          3,599
Asset impairment                                               --             --             46             46
                                                     ------------   ------------   ------------   ------------
Total                                                         796          3,599             46          4,441
Cash paid                                                    (796)        (3,599)                       (4,395)
                                                     ------------   ------------   ------------   ------------
Non-cash                                                       --             --            (46)           (46)
                                                     ------------   ------------   ------------   ------------
Restructuring reserve balance at December 31, 2003   $         --   $         --   $         --   $         --
                                                     ============   ============   ============   ============

NOTE 11--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the periods shown (in thousands except per share data):

                                                                           THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------
                                           MARCH      JUNE       SEPT.      DEC.       MARCH      JUNE       SEPT.      DEC.
                                         31, 2005   30, 2005   30, 2005   31, 2005   31, 2004   30, 2004   30, 2004   31, 2004
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net revenue                              $     --   $     --   $     --   $     --   $     --   $     --   $     --   $     --
Gross profit (loss)                            --         --         --         --         --         --         --         --
Net loss                                     (112)      (192)      (166)      (287)      (134)      (353)      (185)      (175)
Net loss per share, basic and diluted        (.03)      (.06)      (.05)      (.09)      (.04)      (.11)      (.06)      (.05)
Weighted average shares used in per
 share calculation                          3,214      3,214      3,214      3,214      3,245      3,243      3,238      3,213

NOTE 12--SALE OF DIGITAL MUSIC FULFILLMENT BUSINESS

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

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--DECREASE IN STOCK OPTION EXERCISE PRICE

        On March 18, 2003, the Company's Board of Directors elected to reduce the exercise price of all outstanding stock options by $2.50, but not lower than $0.10.

NOTE 14--REVERSE/FORWARD STOCK SPLIT

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

NOTE 15-EMPLOYEE BENEFITS

STOCK OPTION PLANS

In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan"), which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the 1996 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the 1996 Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less that 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the 1996 Plan was also amended to provide for annual increases on January 1 equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. For the year ended December 31, 2005, approximately 6,000 options were granted under the 1996 plan.

In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested. No options were granted under the 2000 Plan for the year ended December 31, 2005 and 2004, respectively.

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-EMPLOYEE BENEFITS (CONTINUED):

The following table summarizes stock option activity under the plans (shares in thousands):

                                                                         Weighted
                                                                         Average
                                            Options                      Exercise
                                           Available                       Price
                                           for Grant       Shares        Per Share
                                         ------------   ------------   ------------
Balance at December 31, 2002                    4,485          1,102   $       7.31
Additional options authorized                       -              -              -
Options granted                                (1,690)         1,690           1.24
Options exercised                                   -            (32)          0.22
Options canceled                                1,392         (1,392)          7.41
                                         ------------   ------------   ------------
Balance at December 31, 2003                    4,187          1,368           0.29
Options granted                                  (188)           188           1.82
Options exercised                                   -              -
Options canceled                                1,195         (1,195)          0.29
                                         ------------   ------------   ------------
Balance at December 31, 2004                    5,194            361           1.93
Options granted                                    (6)             6           1.85
Options canceled                                   17            (17)          1.93
                                         ------------   ------------   ------------
Balance at December 31, 2005                    5,205            350   $       1.93
                                         ------------   ------------   ------------

The following table summarizes information concerning outstanding and exercisable options for all the stock option plans as of December 31, 2005 (shares in thousands):

                                                                             Options vested and
                                       Options Outstanding                      Exercisable
                           ------------------------------------------   ---------------------------
                                            Weighted       Weighted                      Weighted
                                             Average        Average                       Average
                                            Remaining      Exercise                      Exercise
                              Number       Contractual     Price per       Number        Price per
Range of Exercise Price     Outstanding   Life (Years)       Share       Outstanding       Share
------------------------   ------------   ------------   ------------   ------------   ------------
$       0.79                          4            6.8   $       0.79              4   $       0.79
$       2.07                        169            7.3           2.07            169           2.07
$       1.82                        171            3.8           1.82            128           1.82
$       1.85                          6            9.8           1.85                          1.85
                           ------------                                 ------------
                                    350            7.3   $       1.93            301   $       1.95
                           ============                                 ============

                              L Q CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-EMPLOYEE BENEFITS (CONTINUED):

EMPLOYEE STOCK PURCHASE PLAN

        In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On January 1, each year, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan was 34,940. No shares of Common Stock were issued under the Purchase Plan in 2005 and 2004 respectively.

NOTE 16-SUBSEQUENT EVENT

LEASE AGREEMENTS

The Company entered into a lease agreement on January 27, 2006, for the period April 1, 2006 through February 28, 2011. Future minimum annual rental payments under this lease are approximately as follows:

                 YEAR ENDING DECEMBER 31,

               2006             $  65,000

               2007             $  87,000

               2008             $  91,000

               2009             $  91,000

               2010             $  91,000

               2011             $  23,000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of valuation and qualifying accounts for the periods shown:

                                                            ADDITIONS
                                                             CHARGED
                                                           (CREDITED)
                                            BALANCE AT      TO COSTS                       BALANCE
                                             BEGINNING        AND                         AT END OF
                                              OF YEAR       EXPENSES      DEDUCTIONS        YEAR
                                           ------------   ------------   ------------   ------------
DECEMBER 31, 2003
Allowance for Doubtful Accounts            $        146   $          0   $       (146)  $          0
Deferred Tax Valuation Allowance                 47,513                       (38,970)         8,543
DECEMBER 31, 2004
Allowance for Doubtful Accounts                       0              0              0              0
Deferred Tax Valuation Allowance                  8,543            158                         8,701
December 31, 2005
Allowance for Doubtful Accounts            $          0   $          0   $          0   $          0
Deferred Tax Valuation Allowance                  8,701            125                         8,826

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

----------
+    confidential treatment received as to certain portions

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