Form 10-Q
period 2006-03-31
LQ CORP INC
filed 2006-05-15
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

          |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

          |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from          to


                        Commission File Number 000-25977


                              L Q CORPORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                77-0421089
         -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


                888 Seventh Ave., 17TH floor, New York, NY 10019
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 974-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|     No |X|

The number of shares outstanding of the registrant's common stock as of May 15, 2006 was 3,214,408.

                              L Q CORPORATION, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1.  FINANCIAL STATEMENTS ..............................................1
              Condensed Consolidated Balance Sheets as of March 31, 2006
                 (unaudited) and December 31, 2005.............................1
              Condensed Consolidated Statements of Operations for the
                 three months ended March 31, 2006 (unaudited) and 2005........2
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) and 2005..............3
              Notes to Condensed Consolidated Financial Statements.............4
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................16
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......25
   ITEM 4.   CONTROLS AND PROCEDURES..........................................25

PART II. OTHER INFORMATION....................................................26

   ITEM 1.   LEGAL PROCEEDINGS................................................26
   ITEM 6.   EXHIBITS.........................................................26

SIGNATURES....................................................................27

 ITEM 1.       FINANCIAL STATEMENTS

                              L Q CORPORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     March 31,  December 31,
                                                                                       2006        2005
                                                                                    unaudited
                                                                                    ---------    ----------
 ASSETS
 Current assets:
   Cash and cash equivalents ....................................................   $   2,730    $   5,746

   Accounts receivable ..........................................................       1,209        1,097
   Inventories ..................................................................         715          855
   Other current assets .........................................................         146           96
                                                                                    ---------    ---------

     Total current assets .......................................................       4,800        7,794

   Fixed assets, net ............................................................         129           14

   Goodwill .....................................................................       1,013          999

   Security deposit .............................................................          22
                                                                                    ---------    ---------

     Total assets ...............................................................   $   5,964    $   8,807
                                                                                    =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable .............................................................   $     578   $        -
   Accrued expenses and other current liabilities ...............................         251          575
   Due to Checkpoint ............................................................                    2,581
                                                                                    ---------    ---------

   Total current liabilities ....................................................         829        3,156

 Stockholders' equity:
   Common stock, $0.001 par value; 30,000,000 shares authorized; 3,214,408 shares issued and outstanding at March 31, 2006 and
     December 31, 2005 ..........................................................           3            3
   Additional paid-in capital ...................................................     146,006      146,006
   Accumulated deficit ..........................................................    (140,783)    (140,267)
   Accumulated other comprehensive loss .........................................         (91)         (91)
                                                                                    ---------    ---------

     Total stockholders' equity .................................................       5,135        5,651
                                                                                    ---------    ---------

     Total liabilities and stockholders' equity .................................   $   5,964    $   8,807
                                                                                    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    -------------------
                                                       2006       2005
                                                     -------    -------
 Revenues ....................................       $ 1,533    $     -

 Cost of goods sold ..........................           856          -
                                                     -------    -------

    Gross profit .............................           677          -
                                                     -------    -------

 Operating expenses:
   Selling, general and administrative expense           908        161
   Technical and engineering expense .........           312
                                                     -------    -------

     Total operating expenses ................         1,220        161

 Loss from operations ........................          (543)      (161)

 Other income (expense), net .................            27         49
                                                     -------    -------

   Net loss ..................................       $  (516)   $  (112)
                                                     =======    =======

 Net loss per share:
   Basic and diluted .........................       $ (0.16)   $ (0.03)
                                                     =======    =======

   Weighted average shares ...................         3,214      3,214
                                                     =======    =======

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                        --------------------------------------
                                                                                              2006                 2005
                                                                                        -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................                 $  (516)             $  (112)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation..................................................................                       1
 Provision for doubtful accounts...............................................                      37
 Issurance of stock options....................................................                      12
Increase (decrease) in cash attributable to changes in operating assets and liabilities
  Accounts receivable..........................................................                    (149)
  Inventories..................................................................                     140
  Other current assets.........................................................                     (50)                  48
  Accounts payable.............................................................                     578
  Accrued expenses and other current liabilities...............................                    (336)                  (5)
                                                                                       -----------------    -----------------

  Net cash used in operating activities........................................                    (283)                 (69)
                                                                                       -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets ......................................................                    (130)
Payment of security deposit ...................................................                     (22)
Payment of Due to Checkpoint ..................................................
 Supplemental disclosures of non-cash investing activities:
  Reduction in the estimated fair value of fixed assets acquired...............                 $   (14)                   -
                                                                                       =================    =================
  Increase in Goodwill due to the adjustment of the estimated fair value of
   fixed assets acquired.......................................................                 $    14                    -
                                                                                       =================    =================
Acquisition of ACPG                                                                              (2,581)
                                                                                       -----------------    -----------------

  Net cash used in investing activities                                                          (2,733)                   -
                                                                                       -----------------    -----------------

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.........................                       -                  (13)
                                                                                       -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................................                  (3,016)                 (82)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................                   5,746                6,432
                                                                                       -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................                 $ 2,730              $ 6,350
                                                                                       =================    =================

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

From January 2003 until December 30, 2005, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of May 8, 2006 was $1.79 per share.

As disclosed in a Form 8K filed by the Company on May 11, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as a director and as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

In addition, as disclosed in a Form 8K filed by the Company on May 11, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington Capital Group, L.P. and the Company dated as of November 18, 2004. The amendment reduced the monthly fee payable to Barington for performing certain administrative, accounting and other services on behalf of the Company from $15,000 per month to $10,000 per month, effective as of March 1, 2006.

Checkpoint Acquisition

On January 6, 2006, a newly formed, wholly-owned subsidiary of the Company, Sielox, LLC, ("Sielox") completed the acquisition from Checkpoint Systems, Inc. ("Checkpoint") of substantially all of the assets of Checkpoint's Access Control Products Group ("ACPG") division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million. The acquisition of the net assets of ACPG are included in the consolidated statement of financial position as of December 31, 2005 and the operations of the business for the first quarter are reflected in the Statement of Operations for the three months ended March 31, 2006.

The ACPG business, which operates as Sielox(TM) under the Company's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

SES Resources, Ltd.

On January 6, 2006, the Company's newly formed, wholly-owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. SES Resources, Ltd. assets consisted primarily of various trademarks. It has been determined that these trademarks had a fair value of zero. Consideration given in exchange for these assets was a 19.5% share in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES's primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection, corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services. The operations of the business are reflected in the Statement of Operations for the three months ended March 31, 2006.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Advisory Panel will serve SES with advice and will identify expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes a senior executive service level agent from the U.S. Internal Revenue Service, the former Chief of Police of Boca Raton, Florida and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources, Ltd. and vice chaired by Sebastian Cassetta the former vice president and Director of Brinks Inc. and, effective May 16, 2006, the newly appointed President and CEO of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

LIQUIDITY ($ IN THOUSANDS)

The Company has incurred losses and negative cash flows from operations for every year since inception. For the three months ended March 31, 2006, the Company incurred a net loss of approximately $516 and negative cash flows from operations of approximately $283. As of March 31, 2006, the Company had an accumulated deficit of approximately $140,783. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its other obligations. The Company believes these other obligations will primarily relate to costs associated with the satisfaction of any potential legal judgments or settlements, investments in software development and engineering related to the operations of Sielox and expenses related to the operations of SES. Such operational related expenses are expected to require the use of the Company's liquidity.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2006, (unaudited) and March 31, 2005 have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended March 31, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries Sielox and SES. Significant intercompany transactions and balances have been eliminated.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At March 31, 2006, and throughout the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                                                      March 31,          December 31,
                                                                                        2006                 2005
                                                                                   ----------------     ----------------
Cash and cash equivalents:
         Cash......................................................                        $   221              $    19
         Money market funds........................................                          2,509                5,727
                                                                                   ----------------     ----------------
                                                                                           $ 2,730              $ 5,746
                                                                                   ================     ================


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

ACCOUNTS RECEIVABLE, NET ($ IN THOUSANDS)

Accounts receivable is recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred. The Company's accounts receivable, net from third parties was $1,231 and $1,097 as of March 31, 2006 and December 31, 2005, respectively net of allowances of $64 at March 31, 2006. Per the Asset Purchase Agreement, Checkpoint has guaranteed collection of all acquired net receivables at December 31, 2005. At March 31, 2006, such amount of net receivables acquired from Checkpoint remaining in the process of collection was $176.

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

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-lived Assets," the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment, if any, is the excess of the carrying amount of the impaired asset over its fair value.

INTANGIBLE ASSETS

Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

GOODWILL

Pursuant to SFAS 142, "Goodwill and Other Intangible Assets," effective
December 31, 2001, goodwill is no longer being amortized. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

ACCRUED WARRANTY COSTS

The Company provides product warranties for various products. The warranties vary in length depending on the product. The Company accrues warranty costs based on historical data of warranty transactions. Accrued warranties are reported under accrued expenses and other current liabilities at March 31, 2006 and December 31, 2005.

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

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ADVERTISING COSTS

Advertising costs are charged to operations when incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling costs which are billable to customers are accounted for in revenues, and such shipping and handling costs incurred are accounted for in cost of revenues. Other non-billable shipping and handling costs incurred are accounted for in cost of sales or are expensed as necessary.

STOCK-BASED COMPENSATION ($ IN THOUSANDS)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation (Revised)." This statement requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized, on a straight line basis, over the applicable vesting period. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if those estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

In the three months ended March 31, 2006, the Company recognized compensation expense of approximately $12 in the Company's condensed consolidated financial statements, all of which were for stock options. This amount includes compensation expense for stock options which were granted prior to January 1, 2006 but not yet vested as of that date. Such compensation expense was estimated in accordance with the provisions of SFAS 123. The compensation expense also includes the expense recognized for stock options granted subsequent to January 1, 2006. Such compensation expense was estimated based on the grant date fair value in accordance with provisions of SFAS No. 123(R). Compensation expense increased by $8 during the three months ended March 31, 2006 as a result of implementing SFAS 123(R).

On January 6, 2006, in conjunction with the completion of the purchase of the ACPG division of Checkpoint, the Company awarded 123,000 stock option grants. These awards were granted to employees of Sielox and SES, together with members of Advisory Panel and the Company's executive officers.

Consistant with disclosure provision of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been adjusted for the three months ended March 31, 2005, to the pro forma amounts indicated below (in thousand, except per share amounts).

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                                      2005
                                                                                   ------------
Net loss - as reported...................................................            $  (112)
Less stock-based compensation (income) expense determined under
  fair value based method, net of tax effects............................                 (6)
                                                                                   ------------
Net loss - including the effect of stock-based compensation expense......            $  (118)
                                                                                   ============

Basic and diluted net loss per share - as reported.......................            $ (0.03)
Basic and diluted net loss per share - pro forma.........................            $ (0.04)

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award during the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has adopted this new standard starting in the first quarter of 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company has adopted this new standard starting in the first quarter of 2006.

In March 2005, FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted this new standard starting in the first quarter of 2006.

In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. The Company has adopted this new standard starting in the first quarter of 2006.


NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS):

ACPG ACQUISITION

On January 6, 2006 the Company acquired certain assets and assumed certain liabilities of the Access Control Products Group ("ACPG") division of Checkpoint Systems, Inc. with an effective date as of the close of business on December 30, 2005. The Company is a former public shell which had no operations. With the consummation of the ACPG acquisition, the Company became the parent company of an operating business. The aggregate purchase price including acquisition expenses of approximately $300 was approximately $2,900.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS)(CONTINUED):

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The Company is in the process of identifying an independent appraiser to conduct an appraisal of all tangible and intangible assets received as a result of the acquisition of ACPG. Such assets, if appropriate, will be adjusted upon results of an independent appraisal.

DECEMBER 31, 2005 ($ IN THOUSANDS)
----------------------------------

Accounts Receivable                                           $   1,097

Inventories                                                         855

Goodwill                                                          1,013

Other assets                                                         37
                                                              ----------

Total assets acquired                                         $   3,002

Current liabilities                                                 (89)
                                                              ----------

Net assets acquired                                           $   2,913
                                                              ==========

Goodwill arose from the ACPG acquisition. This is due to the aggregate of the purchase price plus acquisition costs of approximately $2,900 which exceeded the fair market value of all identifiable assets. An independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of ACPG. The results of this appraisal may give rise to, among other things, goodwill. Goodwill of approximately $1,013 will be adjusted for amounts provided for in the Asset Purchase Agreement and will be reclassified upon results of an independent appraisal. As the independent appraisal is not yet completed on the intangible assets acquired, the Company has not made an estimate of amortization. As a result, no amortization was charged to operations for the three months ended March 31, 2006.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS)(CONTINUED):

The following unaudited pro forma information presents results of operations of the Company as if the acquisition of ACPG occurred as of January 1, 2005. As the Company is in the process of receiving an appraisal on the goodwill acquired as a result of the acquisition, amortization expense can not be estimated at this time. Although prepared on a basis consistent with the Company's consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

                                                      THREE MONTHS ENDED
                                                        MARCH 31, 2005
                                                   -------------------------
                                                       ($ in thousands)
Net Sales                                                            $1,555
Cost of Goods Sold                                                     (888)
                                                   -------------------------
Gross Profit                                                            667
Selling, General and Administrative Expenses                          1,149
                                                   -------------------------
Net Loss from Operations                                               (482)
Interest Income                                                          46
Pro forma Adjustment in Interest Income                                 (22)(A)
Other Income (Expense), Net                                               3
                                                   -------------------------
Net Loss-Pro forma                                                    ($455)
                                                   =========================

Net loss per share - as reported                                    $ (0.03)
Net loss per share - proforma                                       $ (0.14)
Weighted average shares                                               3,214

(A) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

NOTE 3-INCOME TAXES:

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

At March 31, 2006, the Company had approximately $18.9 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2013. At March 31, 2006, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3-INCOME TAXES (CONTINUED):

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

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at March 31, 2006. The valuation allowance increased by approximately $41,000 in the three months ended March 31, 2006.

NOTE 4-BALANCE SHEET COMPONENTS:

INVENTORIES, NET

The components of inventories are as follows(in thousands):

                                        March 31,        December 31,
                                          2006              2005
                                         -------         ---------
       Finished goods................     $ 449             $ 581
       Raw materials.................       266               274
                                         -------         ---------
                                          $ 715             $ 855
                                         =======         =========

AMOUNTS DUE TO CHECKPOINT

Amounts due to Checkpoint are the result of consideration due from the acquisition of ACPG by Sielox, LLC. These amounts were paid on January 6, 2006.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows (in thousands):

                                                                                    March 31,        December 31,
                                                                                       2006              2005
                                                                                 -----------------  ----------------
Accrued Expenses and Other Current Liabilities;
       Consulting and professional services..................................               $  75             $ 486
       Warranty reserve......................................................                  36                25
       Compensation..........................................................                  48                 -
       Other.................................................................                  92                64
                                                                                 -----------------  ----------------

                                                                                            $ 251             $ 575
                                                                                 =================  ================

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. The components of comprehensive loss are as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                             2006           2005
                                                          ------------  -------------
Comprehensive loss:
Net loss...............................................        $ (516)        $ (112)
Foreign currency translation adjustments...............                          (13)
                                                          ------------  -------------
                                                               $ (516)        $ (125)
                                                          ============  =============

NOTE 6 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options. The Company had a total of 596,000 and 349,000 of such options outstanding at March 31, 2006 and 2005, respectively.

NOTE 7 - SEGMENT REPORTING ($ IN THOUSANDS)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in two and zero operating segment(s) at March 31, 2006 and 2005, respectively.

The following table represents total net revenues of each of the Company's reporting segments for the three months ended March 31, 2006 and 2005:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                         2006                   2005
                                                         ----                   ----
Sielox, LLC                                                 $ 1,533                        -
SES International Resources, Inc.                                 -                        -
General Corporate                                                 -                        -

                                                   -----------------     --------------------
Total                                                       $ 1,533                   $    -
                                                   =================     ====================

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table represents the total loss of each of the Company's reporting segments for the three months ended March 31, 2006 and 2005:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                         2006                   2005
                                                         ----                   ----
Sielox, LLC                                                  $ (267)                       -
SES International Resources, Inc.                               (43)                       -
General Corporate                                              (206)                    (112)

                                                   -----------------     --------------------
Total                                                        $ (516)                  $ (112)
                                                   =================     ====================

The following table represents the total assets of each of the Company's reporting segments at March 31, 2006 and December 31, 2005, respectively:

                                      March 31, 2006   December 31, 2005
                                      --------------   -----------------
Sielox, LLC                               $2,963            $2,687
SES International Resources, Inc.              6
General Corporate                          2,995             6,120
                                          ------            ------
                                          $5,964            $8,807
                                          ======            ======

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. The lawsuits allege that certain underwriters of the initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the court entered an Order dismissing with prejudice the claims asserted against the Company under
Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the proposed settlement at which objections to the proposed settlement were heard. The Court did not issue a ruling at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Contingencies

On January 6,2006,the Company's wholly owned subsidiary, Sielox, acquired Checkpoint's ACPG division. The acquisition had an effective date of December 30, 2005. The total cash consideration given to Checkpoint for the transaction was approximately $2.6 million, of which approximately $2.5 million was paid directly to Checkpoint and $100,000 was paid to an escrow agent on January 6, 2006.

This cash is held by the escrow agent and will be delivered by the agent to Checkpoint after a period of one year subsequent to the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 which is incorporated by reference herein.

     While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the description of our business included elsewhere in this report and "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

OVERVIEW
Overview
L Q Corporation, Inc. ("Registrant" or the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

As disclosed in a Form 8K filed by the Company on May 11, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as a director and as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

In addition, as disclosed in a Form 8K filed by the Company on May 11, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington Capital Group, L.P. and the Company dated as of November 18, 2004. The amendment reduced the monthly fee payable to Barington for performing certain administrative, accounting and other services on behalf of the Company from $15,000 per month to $10,000 per month, effective as of March 1, 2006.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of May 8, 2006 was $1.79 per share. The market price of our common stock as of December 31, 2005 was $1.75 per share.

History

On September 8, 2005, Registrant entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint") dated September 7, 2005 to acquire substantially all of the assets of Checkpoint's Access Control Products Group ("ACPG") division. On October 26, 2005, Registrant's Board of Directors approved the transaction and on November 4, 2005 the parties entered into an Asset Purchase Agreement. On December 30, 2005, Registrant and Checkpoint entered into a First Amendment to the Asset Purchase Agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, Registrant's subsidiary, Sielox, LLC, completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million.

Also on January 6, 2006, Registrant's subsidiary, SES, completed the acquisition of substantially all of the assets of SES Resources Ltd, a start up consulting venture. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel").

SES has established an Advisory Panel which will serve the business with advice and will identify expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, Andrew J. Scott, the former Chief of Police of Boca Raton, Florida, and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd., and vice chaired by Sebastian Cassetta, a former Vice President and Director of Brinks Inc. and effective May 16, 2006, the newly appointed President and CEO of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

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

ACPG expended approximately $1 million, $1.7 million, and $1.6 million in product development activities during 2005, 2004 and 2003, respectively. The emphasis of these activities is the continued broadening of the product lines offered by ACPG, cost reductions of the current product lines, and an expansion of the markets and applications for ACPG's products. ACPG's future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts. The Company expects to continue to invest at comparable levels in such activities in 2006 (and thereafter) in order to provide additional functionality to ACPG's offerings to meet the needs of ACPG's customer base.

Marketing Efforts
ACPG and SES use a combination of internal and subcontract marketing and public relations agencies. ACPG and SES currently retain LRG Inc. as their public relations firm focused on the security market. ACPG typically attends two trade shows a year, ISCW and ASIS International. SES typically attends the Anti-Money Laundering Conference trade show. ACPG and SES's marketing initiatives include trade advertising and company websites - www.sielox.com; www.sesresources.com. In addition, ACPG and SES distribute data sheets, marketing bulletins and brochures, and launch packages to its current and prospective clients, dealers and end-users, as appropriate for their respective businesses.

Components
ACPG purchases components from outside suppliers and assembles the electronic components for legacy controllers and proximity readers at Checkpoint's facilities in the Dominican Republic and Puerto Rico. The 32-bit controllers are manufactured to specified designs by a third party. Select readers are also manufactured in Thailand. As part of the acquisition, Registrant entered into a manufacturing agreement with Checkpoint. For non-proximity electronic access control components, ACPG subcontracts manufacturing activities. All electronic access control final system assembly and testing is performed at ACPG's facility in Thorofare, New Jersey. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. Occupancy at this facility began on April 1, 2006. Accordingly, assembly and testing will be relocated to the Runnemede facility.

Distribution
The sales personnel of ACPG market electronic access control products to approximately 200 independent dealers, some of whom are national dealers, primarily located in the US. ACPG employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to our products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer. ACPG requires its dealers to be certified in our products and requires them to attend training classes on our various product offerings.

Competition
ACPG competes with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are GE (the Casi Rusco and Infographics divisions), Honeywell (the NexWatch and Northern divisions), United Technologies (the Lenel Systems division), and Tyco (the Software House and Kantech divisions), as well as many other comparably sized companies.

SES shall provide services that compete with the services provided by a highly fragmented market of many firms of various sizes, including investigatory firms and full service accounting and legal services firms, which provide such services as part of a broad range of services. Some of the well recognized firms include Kroll Worldwide, a division of Marsh & McLennan Companies, Inc., and Guiliani Associates.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1, The Company and Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. No changes to these critical polices have taken place during the quarter ended March 31, 2006.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (IN THOUSANDS)

Total Revenues

Revenue for the three month period ending March 31, 2006 was $1,533 compared to $0 for the three month period ending March 31, 2005. Revenue for the three month period ending March 31, 2006 is entirely due to the activities of our newly formed wholly owned subsidiary, Sielox. There was no revenue for the three month period ending March 31, 2005 due to the discontinuation of our software license and our music hosting business and the sale of our digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

         Selling, General and Administrative. Selling, General and administrative expenses increased approximately 564% to $908 for the three months ended March 31, 2006 from $161 in the comparable period of 2005. Substantially all of the increase can be attributed to expenses relating to the business and operations of our newly formed subsidiaries Sielox and SES Resources International. General and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expense was $312 for the three months ended March 31, 2006, compared to $0 for the three months ended March 31, 2005. Technical and engineering expense consists of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

     Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $27 for the three months ended March 31, 2006 compared to $49 for the three months ended March 31, 2005. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the Access Control Products Group Division of Checkpoint Systems Inc. This purchase was completed on January 6, 2006.


LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

     As of March 31, 2006, we had approximately $2,700 of cash and cash equivalents.

      Net cash used in operating activities was approximately $283 and approximately $69 for the three months ended March 31, 2006 and 2005, respectively. Substantially all of the increase is attributable to expenses incurred by our newly formed subsidiaries Sielox and SES Resources International. These expenses consist primarily of compensation to employees and payments to outside contractors for general corporate functions.

     Net cash used in investing activities was approximately $2,733 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. Cash used for investing activities relates to the purchase of the ACPG divison of Checkpoint Systems, Inc. for $2,581,and the purchase of fixed assets for $130.

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

BUSINESS ACQUISITIONS ($ IN THOUSANDS)(CONTINUED):

The following unaudited pro forma information presents results of operations of the Company as if the acquisition of ACPG occurred as of January 1, 2005. As the Company is in the process of receiving an appraisal on the goodwill acquired as a result of the acquisition, amortization expense can not be estimated at this time. Although prepared on a basis consistent with the Company's consolidated financial statements, these unaudited pro forma results do not purport to be indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results.

For the three months ended March 31,                                 2006                 2005
                                                               -----------------    -----------------
                                                                 ($ in thousands)     ($ in thousands)
Net Sales                                                                $1,533               $1,555
Cost of Goods Sold                                                          856                  888
                                                               -----------------    -----------------
Gross Profit                                                                677                  667
General and Administrative Expenses                                       1,220                1,149
                                                               -----------------    -----------------
Net Loss from Operations                                                   (543)                (482)
Interest Income                                                              27                   46
Pro forma Adjustment in Interest Income                                     N/A                  (22)(A)
Other Income (Expense), Net                                                                        3
                                                               -----------------    -----------------
Net Loss                                                                 $ (516)              $ (455)
                                                               =================    =================

Net loss per share - as reported                                        $ (0.16)             $ (0.03)
Net loss per share - pro forma                                              N/A              $ (0.14)
Weighted average shares                                                   3,214                3,214

(A) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the three month period ending March 31, 2005.

MARKET RISK

     No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended March 31, 2006.

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

THE AVAILABILITY AND PRICING OF COMPONENT PARTS MAY ADVERSELY AFFECT PRODUCTION AND PROFITABILITY.

Registrant's ability to grow earnings will be affected by increases in the cost of component parts, including electronic components and circuit boards. Registrant may not be able to offset fully the effects of higher cost component parts through price increases, productivity improvements or cost reduction programs.

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

In addition, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

      o issuance of equity securities that would dilute our current stockholders' percentages of ownership;
      o  large one-time write-offs;
      o  the incurrence of debt and contingent liabilities;
      o difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;
      o  diversion of management's attention from other business concerns;
      o  contractual disputes;
      o risks of entering geographic and business markets in which we have no or only limited prior experience; and
      o  potential loss of key employees of acquired organizations

THE ACPG BUSINESS HAS INCURRED NET LOSSES. THERE IS NO ASSURANCE THAT IT WILL TURN PROFITABLE IN THE FUTURE.

Registrant (including the ACPG operations) has incurred losses in the past and may incur losses in the future. The ACPG business incurred net losses in 2005, 2004 and 2003. In 2005, the ACPG business's net loss was approximately $(1.0) million. In 2004, the ACPG business's net loss was approximately $(1.4) million. In 2003, the ACPG business's net loss was approximately $(0.9) million. Continued or increased net losses could have a material adverse effect on Registrant's business, financial condition and results of operations, liquidity and the value and market price of Registrant's common stock.

THE REGISTRANT'S LIQUIDITY COULD BE IMPAIRED IF OPERATING LOSSES CONTINUE AND/OR OTHER OBLIGATIONS NEED BE FULFILLED.

The Registrant has incurred losses and negative cash flows from operations for every year since inception. The ACPG operations have incurred losses in the past and may incur losses in the future, which may impair the Registrant's liquidity. As a newly formed organization, SES has no independent record of performance in the various service categories it has identified. As a new business, SES may not be successful in being engaged by prospective clients, which would have an adverse affect on revenues and results of operations and liquidity. In addition, the Registrant has other obligations primarily related to the costs associated with the operation as a public company (legal, accounting, insurance, etc.), and the satisfaction of any potential legal judgments or settlements. Such other obligations, if required to be funded from sources other than operating profits, may impair the Registrant's liquidity.

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


Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described above, in addition to the other information contained in this report and in our other filings with the SEC, including our Annual Report on Form 10-K filed March 31, 2006. The risks and uncertainties described above are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 8--Commitments and Contingencies, to the condensed consolidated financial statements of this report is incorporated herein by reference.


ITEM 6.  EXHIBITS

10.86 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of May 10, 2006
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              L Q CORPORATION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  DATE:          May 15, 2006                     L Q CORPORATION, INC.

                                              By: /s/ William J. Fox
                                                  ------------------------------------------------------
                                                  William J. Fox
                                                  Chief Executive Officer (Principal Executive Officer)



                                              By: /s/ Melvyn Brunt
                                                  ------------------------------------------------------
  DATE:          May 15, 2006                     Melvyn Brunt
                                                  Chief Financial Officer (Principal Financial and
                                                  Accounting Officer)