Form 10-Q/A
period 2006-03-31
LQ CORP INC
filed 2006-05-18
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q/A
                                 AMENDMENT No. 1

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

                              L Q CORPORATION, INC.

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 is being filed to correct certain presentation and typographical errors. On the Condensed Consolidated Statements of Cash Flows on page 3, the Supplemental disclosures of non-cash investing activities should have been presented as the last item. In the footnotes describing Accounts Receivable, net, on page 6, the Company's accounts receivable net from third parties should read $1,209 rather than $1,231. We have included the document in its entirety in this Amendment No. 1 to form 10-Q/A to reflect such changes. We have not updated the information in this Form 10-Q/A to speak as of a date after the filing of our quarterly report, and this form 10-Q/A does not amend or update the information in such quarterly report in any way other than to give effect to the amendments described above, to the extent specified.


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

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2006       2005
                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $  (516)   $  (112)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation ........................................         1
 Provision for doubtful accounts .....................        37
 Issuance of stock options ...........................        12
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
  Accounts receivable ................................      (149)
  Inventories ........................................       140
  Other current assets ...............................       (50)        48
  Accounts payable ...................................       578
  Accrued expenses and other current liabilities .....      (336)        (5)
                                                         -------    -------

Net cash used in operating activities ................      (283)       (69)
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ...........................      (130)
  Payment of security deposit ........................       (22)
  Due to Checkpoint ..................................    (2,581)
                                                         -------    -------

Net cash used in investing activities ................    (2,733)         -
                                                         -------    -------

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS         -        (13)
                                                         -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............    (3,016)       (82)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......     5,746      6,432
                                                         -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............   $ 2,730    $ 6,350
                                                         =======    =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES:

Reduction in the estimated fair value of fixed
  assets acquired ....................................   $   (14)   $     -
                                                         =======    =======

Increase in Goodwill due to the adjustment of the
  estimated fair value of fixed assets acquired ......   $    14    $     -
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

ACCOUNTS RECEIVABLE, NET ($ IN THOUSANDS)

Accounts receivable is recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred. The Company's accounts receivable, net from third parties was $1,209 and $1,097 as of March 31, 2006 and December 31, 2005, respectively net of allowances of $64 at March 31, 2006. Per the Asset Purchase Agreement, Checkpoint has guaranteed collection of all acquired net receivables at December 31, 2005. At March 31, 2006, such amount of net receivables acquired from Checkpoint remaining in the process of collection was $176.

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

Consistent with disclosure provision of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been adjusted for the three months ended March 31, 2005, to the pro forma amounts indicated below (in thousand, except per share amounts).

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


  DATE:          May 19, 2006                     L Q CORPORATION, INC.

                                              By: /s/ Sebastian Cassetta
                                                  ------------------------------------------------------
                                                  Sebastian Cassetta
                                                  Chief Executive Officer (Principal Executive Officer)



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