Form 10-Q/A
period 2006-03-31
LQ CORP INC
filed 2006-05-19
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q/A
                                 AMENDMENT No. 2

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

                              L Q CORPORATION, INC.

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 is being filed to correct certain typographical errors made in our Amendment No. 1 on Form 10-Q/A. The dates indicated on the signature page to Amendment No. 1 and on the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to Amendment No. 1 should have been dated as of the filing date of Amendment No. 1. The dates on the signature page and certifications to this Amendment No. 2 are now dated as of the date of filing of this Amendment No. 2. In the first sentence of Exhibits 31.1 and 32.1 to Amendment No. 1, the name of our Chief Executive Officer should read Sebastian Cassetta instead of William J. Fox. The certifications have also been corrected to properly refer to the 10Q/A. Also, although Exhibit 10.86 was properly filed as an exhibit to our 10-Q, an incorrect version of Exhibit 10.86 was included as an exhibit to Amendment No. 1. We have refiled the correct version of Exhibit
10.86 with this Amendment No. 2 on Form 10-Q/A.

We have included the document and its exhibits in their entirety in this Amendment No. 2 on Form 10-Q/A to reflect the above changes. We have not updated the information in this Form 10-Q/A to speak as of a date after the filing of our quarterly report, and this Form 10-Q/A does not amend or update the information in such quarterly report in any way other than to give effect to the amendments described above, to the extent specified.


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



                                              By: /s/ Melvyn Brunt
                                                  ------------------------------------------------------
  DATE:          May 19, 2006                     Melvyn Brunt
                                                  Chief Financial Officer (Principal Financial and
                                                  Accounting Officer)