Form 10-Q
period 2006-06-30
LQ CORP INC
filed 2006-08-14
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

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

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filler" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The number of shares outstanding of the registrant's common stock as of August 10, 2006 was 3,214,408.

                              L Q CORPORATION, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION..............................................    1

   ITEM 1. FINANCIAL STATEMENTS............................................    1
              Condensed Consolidated Balance Sheets as of June 30, 2006
                 (unaudited) and December 31, 2005
              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (unaudited) and 2005 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2006 (unaudited) and 2005
                 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS........................................   14
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   17
   ITEM 4. CONTROLS AND PROCEDURES.........................................   17
PART II. OTHER INFORMATION.................................................   19
   ITEM 1. LEGAL PROCEEDINGS...............................................   19
   ITEM 6. EXHIBITS........................................................   19
SIGNATURES.................................................................   20

ITEM 1. FINANCIAL STATEMENTS

                              L Q CORPORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 30,
                                                                     2006      December 31,
                                                                 (unaudited)       2005
                                                                 -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .................................    $   2,401      $   5,746
   Accounts receivable, net of allowance for doubtful
      accounts of $43 and $0, respectively ...................        1,413          1,097
   Inventories ...............................................          573            855
   Other current assets ......................................          117             96
                                                                  ---------      ---------
      Total current assets ...................................        4,504          7,794
   Fixed assets, net .........................................          253             14
   Goodwill ..................................................          985            999
   Security deposit ..........................................           22             --
                                                                  ---------      ---------
      Total assets ...........................................    $   5,764      $   8,807
                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................    $     587      $      --
   Accrued expenses and other current liabilities ............          316            575
   Obligations under capital lease ...........................           25             --
   Due to Checkpoint .........................................           --          2,581
                                                                  ---------      ---------
   Total current liabilities                                            928          3,156
Long-term liabilities:
   Obligations under capital lease ...........................           55             --
Stockholders' equity:
   Common stock, $0.001 par value; 30,000,000 shares
      authorized; 3,214,408 shares issued and outstanding at
      June 30, 2006 and December 31, 2005 ....................            3              3
   Additional paid-in capital ................................      146,006        146,006
   Accumulated deficit .......................................     (141,137)      (140,267)
   Accumulated other comprehensive loss ......................          (91)           (91)
                                                                  ---------      ---------
      Total stockholders' equity .............................        4,781          5,651
                                                                  ---------      ---------
      Total liabilities and stockholders' equity .............    $   5,764      $   8,807
                                                                  =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                     Three Months Ended   Six Months Ended
                                                         June 30,             June 30,
                                                     ------------------   ----------------
                                                        2006     2005       2006     2005
                                                       ------   ------     ------   ------
Revenues .........................................     $1,669   $   --     $3,202   $   --
Cost of goods sold ...............................        915       --      1,771       --
                                                       ------   ------     ------   ------
   Gross profit ..................................        754       --      1,431       --
                                                       ------   ------     ------   ------
Operating expenses:
   Selling, general and administrative expenses           868      246      1,776      407
   Technical and engineering expenses                     275       --        587       --
                                                       ------   ------     ------   ------
   Total operating expenses                             1,143      246      2,363      407
Loss from operations .............................       (389)    (246)      (932)    (407)
Other income (expense), net ......................         35       54         62      103
                                                       ------   ------     ------   ------
   Net loss                                            $ (354)  $ (192)    $ (870)  $ (304)
                                                       ======   ======     ======   ======
Net loss per share:
   Basic and diluted .............................     $(0.11)  $(0.06)    $(0.27)  $(0.09)
                                                       ======   ======     ======   ======
   Weighted average shares .......................      3,214    3,214      3,214    3,214
                                                       ======   ======     ======   ======

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                               2006     2005
                                                             -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................   $  (870)  $ (304)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation ..........................................        12       --
   Provision for doubtful accounts .......................        43       --
   Stock-based compensation ..............................        17       --
Increase (decrease) in cash attributable to changes
   in operating assets and liabilities:
   Accounts receivable ...................................      (359)      --
   Inventories ...........................................       282       --
   Other current assets ..................................       (21)      96
   Accounts payable ......................................       587       --
   Accrued expenses and other current liabilities ........      (276)    (107)
                                                             -------   ------
         Net cash used in operating activities ...........      (585)    (315)
                                                             -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets ..............................      (180)      --
   Payment of security deposit ...........................       (22)      --
   Reimbursement from Checkpoint .........................        28       --
   Acquisition of ACPG ...................................    (2,581)      --
                                                             -------   ------
         Net cash used in investing activities ...........    (2,755)      --
                                                             -------   ------
CASH FLOWS USED IN FINANCING ACTIVITIES,
   principal payments on capital lease ...................        (5)      --
                                                             -------   ------
EFFECTS OF EXCHANGE RATES ON CASH AND CASH
   EQUIVALENTS ...........................................        --      (13)
                                                             -------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................    (3,345)    (328)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........     5,746    6,432
                                                             -------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................   $ 2,401   $6,104
                                                             =======   ======
   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
      FINANCING  ACTIVITIES:
   Reduction in the estimated fair value of fixed
      assets acquired ....................................   $   (14)  $   --
                                                             =======   ======
   Decrease in Goodwill due to the adjustment of the
      estimated fair value of fixed assets acquired ......   $    14   $   --
                                                             =======   ======
   Fixed assets acquired under capital lease obligation ..   $    85   $   --
                                                             =======   ======

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

OVERVIEW

L Q Corporation, Inc. ("we" or the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019 and our telephone number is (212) 974-5730.

Until the sale of substantially all of our assets to Ebay, Inc. in January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of August 10, 2006 was $1.56 per share.

As disclosed in a Form 8-K filed by the Company on May 11, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as a director and as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

In addition, as disclosed in a Form 8K filed by the Company on May 11, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington Capital Group, L.P. and the Company dated as of November 18, 2004 (as amended, the "Services Agreement"). The amendment reduced the monthly fee payable to Barington for performing certain administrative, accounting and other services on behalf of the Company from $15,000 per month to $10,000 per month, effective as of March 1, 2006. Furthermore, as disclosed in a Form 8-K filed by the Company on July 12, 2006, the Board of Directors of the Company approved an amendment of the Services Agreement extending the terms of the agreement until December 31, 2007. The Services Agreement was previously set to expire by its terms on June 30, 2006.

Checkpoint Acquisition

On January 6, 2006, the newly formed wholly owned subsidiary of the Company, Sielox, LLC ("Sielox") completed the acquisition from Checkpoint Systems, Inc. ("Checkpoint") of substantially all of the net assets of the Access Control Products Group ("ACPG") division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million. The acquisition of the net assets of ACPG are included in the consolidated statement of financial position as of December 31, 2005 and the operations of the business are reflected in the Statement of Operations for the six months ended June 30, 2006.

The ACPG business, which operates as Sielox(TM) under the Company's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards) and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SES Resources, Ltd.

On January 6, 2006, the Company's newly formed wholly owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. The assets of SES Resources, Ltd. consisted primarily of various trademarks. It has been determined that these trademarks had a fair value of zero. Consideration given in exchange for these assets was a 19.5% ownership interest in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES's primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection, corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services. The operations of the business are reflected in the Statement of Operations for the three and six months ended June 30, 2006.

The Advisory Panel will provide SES with strategic and operational advice and will identify expert talent throughout the United States and internationally, as well as manage and staff client assignments. The Advisory Panel is in the process of being formed and currently includes a senior executive service level agent from the U.S. Internal Revenue Service, the former Chief of Police of Boca Raton, Florida and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd. and vice chaired by Sebastian Cassetta, former Vice President and Director of Brinks Inc. and, effective May 16, 2006, the newly appointed President and chief executive officer of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

LIQUIDITY ($ IN THOUSANDS)

The Company has incurred losses and negative cash flows from operations every year since inception. For the six months ended June 30, 2006, the Company incurred a net loss of $870 and negative cash flows from operations of $585. As of June 30, 2006, the Company had an accumulated deficit of approximately $141,137. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its other obligations. The Company believes these other obligations will primarily relate to costs associated with the satisfaction of any potential legal judgments or settlements, investments in software development and engineering related to the operations of Sielox and expenses related to the operations of SES. Such operational related expenses are expected to require the use of the Company's liquidity.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION ($ IN THOUSANDS)

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) have been prepared on a basis substantially consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PRINCIPLES OF CONSOLIDATION ($ IN THOUSANDS)

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries Sielox and SES, respectively. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS ($ IN THOUSANDS)

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At June 30, 2006, and throughout the six month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                             June 30,   December 31,
                               2006         2005
                             --------   ------------
Cash and cash equivalents:
   Cash...................    $   90       $   19
   Money market funds.....     2,311        5,727
                              ------       ------
                              $2,401       $5,746
                              ======       ======

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

STOCK-BASED COMPENSATION ($ IN THOUSANDS)

On January 1, 2006, the Company adopted statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation (Revised)." This statement requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized, on a straight line basis, over the applicable vesting period. In addition, SFAS. No 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if those estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

In the six months ended June 30, 2006, the Company recognized compensation expense of $17 in the Company's condensed consolidated financial statements, all of which were for stock options. This amount includes compensation expense for stock options which were granted prior to January 1, 2006 but were not yet vested as of that date. Such compensation expense was estimated in accordance with the provisions of No. 123(R). The compensation expense also includes the expense recognized for stock options granted subsequent to January 1, 2006. Such compensation expense was estimated based on the grant date fair value in accordance with provisions of SFAS No 123(R). Compensation expense increased by $13 during the six months ended June 30, 2006 as a result of implementing SFAS No. 123(R).

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On January 6, 2006, in conjunction with the completion of the purchase of the ACPG division of Checkpoint Systems, Inc. and SES Resources, Ltd., the Company awarded 123,000 stock option grants. These options were granted to employees of Sielox and SES, together with members of the Advisory panel and executive officers. Due to the resignation of former CEO William Fox, 40,000 of those options awarded were forfeited. In addition, approximately 66,000 previously outstanding options were foreited as a result of Mr. Fox's resignation.

Consistent with disclosure provision of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted for the three and six months ended June 30, 2005, to the pro forma amounts indicated below in thousand, except per share amounts.

                                                       Three Months Ended   Six Months Ended
                                                          June 30, 2005       June 30, 2005
                                                       ------------------   ----------------
Net loss - as reported..............................          $(192)              $(304)
Less stock-based compensation (income) expense
   determined under fair value based method, net of
   tax effects......................................             (5)                (11)
                                                             ------              ------
Net loss - including the effect of stock-based
   compensation expense.............................          $(197)              $(315)
                                                             ======              ======
Basic and diluted net loss per share - as reported..         ($0.06)             ($0.09)
Basic and diluted net loss per share - pro forma....         ($0.06)             ($0.10)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Income Taxes" ("FIN 48"). FIN 48 which clarifies the application of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold (whether a tax position is more likely than not to be sustained) without which, the benefit of that position is not recognized in the financial statements. It requires a measurement determination for recognized tax positions based on the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 requires that the cumulative effect of applying this interpretation be reported and disclosed as an adjustment to the opening balance of retained earnings for that fiscal year and presented separately. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed the process of determining the effect of this interpretation on our financial statements.

NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS):

ACPG ACQUISITION

On January 6, 2006, the Company acquired certain assets and assumed certain liabilities of the ACPG division of Checkpoint Systems Inc. with an effective date as of the close of business on December 30, 2005. Prior to the ACPG acquisition, the Company was a public shell which had no operations. With the consummation of the ACPG acquisition, the Company became the parent company of an operating business. The aggregate purchase price, including acquisition costs of approximately $300, was approximately $2,900.

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

DECEMBER 31, 2005 ($ IN THOUSANDS)
Accounts Receivable                  $1,097
Inventories                             855
Goodwill                                985
Other assets                             37
                                     ------
Total assets acquired                 2,974
Current liabilities                     (89)
                                     ------
Net assets acquired                  $2,885
                                     ======

Goodwill arose from the ACPG acquisition. Since the aggregate of the purchase price plus acquisition costs of approximately $2,900 exceeded the fair market value of all identifiable net assets, an independent appraisal will be conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of ACPG. The results of this appraisal may give rise to, among other things, additional goodwill. Goodwill of approximately $985, net of purchase price adjustments made during the quarter ended June 30, 2006, will be adjusted for amounts provided for in the asset purchase agreement and will be reclassified upon results of an independent appraisal. As the independent appraisal is not yet completed on the intangible assets acquired, the Company has not made an estimate of amortization. As a result, no amortization was charged to operations for the three and six months ended June 30, 2006.

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

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 2005       JUNE 30, 2005
                                          ------------------   ----------------
                                           ($ in thousands)    ($ in thousands)
Net Sales                                       $1,611             $3,166
Cost of Goods Sold                                (693)            (1,581)
                                                ------             ------
Gross Profit                                       918              1,585
Selling, General and Administrative
   Expenses                                        994              2,304
                                                ------             ------
Loss from Operations                               (76)              (719)
Interest Income                                     54                103
Pro forma Adjustment in Interest Income            (43)(A)            (65)(A)
Other Income, Net                                   10                 13
                                                ------             ------
Net Loss-Pro forma                                ($55)             ($668)
                                                ======             ======
Net loss per share - as reported                $(0.06)            $(0.09)
Net loss per share - proforma                   $(0.02)            $(0.21)
Weighted average shares                          3,214              3,214

(A) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

NOTE 3 - BALANCE SHEET COMPONENTS:

INVENTORIES, NET

The components of inventories are as follows ($ in thousands):

                    June 30,   December 31,
                      2006         2005
                    --------   -----------
Finished goods...     $357         $581
Raw materials....      216          274
                      ----         ----
                      $573         $855
                      ====         ====

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows ($ in thousands):

                                                  June 30,   December 31,
                                                    2006         2005
                                                  --------   ------------
Accrued Expenses and Other Current Liabilities;
   Consulting and professional services........     $187         $486
   Warranty reserve............................       23           25
   Compensation................................       38
   Other.......................................       68           64
                                                    ----         ----
                                                    $316         $575
                                                    ====         ====

NOTE 4- COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. The components of comprehensive loss are as follows ($ in thousands):

                               Three Months Ended   Six Months Ended
                                     June 30,           June 30,
                               ------------------   ----------------
                                  2006    2005        2006    2005
                                 -----   -----       -----   -----
Comprehensive loss:
Net loss....................     $(354)  $(192)      $(870)  $(304)
Foreign currency translation
   adjustments..............                                   (13)
                                 -----   -----       -----   ------
                                 $(354)  $(192)      $(870)  $(317)
                                 =====   =====       =====   ======

NOTE 5 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options. The Company had a total of 468,000 and 349,000 of such options outstanding at June 30, 2006 and 2005, respectively.

NOTE 6 - SEGMENT REPORTING

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method in which companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in two and zero operating segment(s) at June 30, 2006 and 2005, respectively.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table represents total net revenues of each of the Company's reporting segments for the three and six months ended June 30, 2006 and 2005:

                                    Three months ended June 30,   Six months ended June 30,
                                    ---------------------------   -------------------------
                                            2006    2005                 2006    2005
                                           ------   ----                ------   ----
Sielox, LLC                                $1,663    $--                $3,196    $--
SES International Resources, Inc.               6                            6
                                           ------    ---                ------    ---
Total                                      $1,669    $--                $3,202    $--
                                           ======    ===                ======    ===

The following table represents the total loss of each of the Company's reporting segments for the three and six months ended June 30, 2006 and 2005:

                                    Three months ended June 30,   Six months ended June 30,
                                    ---------------------------   -------------------------
                                            2006    2005                 2006    2005
                                           ------   ----                -----   -----
Sielox, LLC                                $ (62)  $  --                $(329)  $  --
SES International Resources, Inc.            (65)                        (108)
General Corporate                           (227)   (192)                (433)   (304)
                                           ------  ------               -----   -----
Total                                      $(354)  $(192)               $(870)  $(304)
                                           ======  ======               =====   =====

The following table represents the total assets of each of the Company's reporting segments at June 30, 2006 and December 31, 2005, respectively:

                                    June 30, 2006   December 31, 2005
                                    -------------   -----------------
Sielox, LLC                             $3,003            $2,687
SES International Resources, Inc.            7
General Corporate                        2,754             6,120
                                        ------            ------
Total                                   $5,764            $8,807
                                        ======            ======

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7- OBLIGATIONS UNDER CAPITAL LEASE

The Company leases certain equipment under a capital lease expiring in 2009. The assets and liabilities under that capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense for the six months ended June 30, 2006.

At June 30, 2006 and December 31, 2005, fixed assets included $85 and $0, respectively and accumulated amortization included $5 and $0, respectively, related to assets recorded under the capital lease.

Aggregate future minimum lease payments at June 30, 2006 are as follows:

TWELVE MONTH PERIOD ENDING JUNE 30,
   2007                               $ 36
   2008                                 36
   2009                                 29
                                      ----
Total future minimum lease payments    101
Amount representing interest            21
                                      ----
Present value of future minimum
   lease payments                       80
Less current portion                    25
                                      ----
                                      $ 55
                                      ====

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. The lawsuits allege that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the proposed settlement at which objections to the proposed settlement were heard. The Court did not issue a ruling at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court.

Contingencies

On January 6, 2006, the Company's wholly owned subsidiary, Sielox, acquired Checkpoint's ACPG division. The acquisition had an effective date of December 30, 2005. The total cash consideration given to Checkpoint for the transaction was approximately $2.6 million, of which approximately $2.5 million was paid directly to Checkpoint and $100,000 was paid to an escrow agent on January 6, 2006.

This cash is held by the escrow agent and will be delivered by the agent to Checkpoint after a period of one year subsequent to the acquisition date assuming no claims for indemnification are made against Checkpoint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein.

     While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the description of our business included elsewhere in this report and "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC").

OVERVIEW

L Q Corporation, Inc. ("we" or the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019, and our telephone number is (212) 974-5730.

Until the sale of substantially all our assets to Ebay, Inc. in January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of August 10, 2006 was $1.56 per share.

As disclosed in a Form 8-K filed by the Company on May 11, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as a director and as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

In addition, as disclosed in a Form 8-K filed by the Company on May 11, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington Capital Group, L.P. and the Company dated as of November 18, 2004. The amendment reduced the monthly fee payable to Barington for performing certain administrative, accounting and other services on behalf of the Company from $15,000 per month to $10,000 per month, effective as of March 1, 2006. Furthermore, as disclosed in a Form 8-K filed by the Company on July 12, 2006, the Board of Directors of the Company approved an amendment of the services agreement extending the term of the Services Agreement until December 31, 2007. The Agreement was previously set to expire by its terms on June 30, 2006.

History

On January 6, 2006, the newly formed wholly owned subsidiary of the Company, Sielox, LLC ("Sielox"), completed the acquisition from Checkpoint Systems, Inc. ("Checkpoint") of substantially all of the net assets of the Access Control Products Group ("ACPG") division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million. The acquisition of the net assets of ACPG are included in the consolidated statement of financial position as of December 31, 2005 and the operations of the business are reflected in the Statement of Operations for the six months ended June 30, 2006.

Also on January 6, 2006, our 80.5% owned subsidiary, SES Resources International Inc. ("SES"),, completed the acquisition of substantially all of the assets of SES Resources Ltd, a start up consulting venture, effective as of December 31, 2005. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

The Advisory Panel will provide strategic and operational advice and will identify expert talent throughout the United States and internationally, as well as manage and staff client assignments. The Advisory Panel is in the process of being formed and includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, Andrew J. Scott, the former Chief of Police of Boca Raton, Florida, and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources, Ltd., and vice chaired by Sebastian Cassetta, a former Vice President and Director of Brinks Inc., and effective May 16, 2006, the newly appointed President and chief executive officer of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1, "The Company and Summary of Significant Accounting Policies", to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. No changes to these critical polices have taken place during the quarter ended June 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005 ($ IN THOUSANDS)

Total Revenues

Revenue for the three month period ending June 30, 2006 was $1,669 compared to $0 for the three month period ending June 30, 2005. Revenue for the three month period ending June 30, 2006 is entirely due to the activities of our subsidiaries, Sielox and SES. Revenue for Sielox was $1,663 and $6 for SES. There was no revenue for the three month period ending June 30, 2005 due to the discontinuation of our software license and our music hosting business and the sale of digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

Selling, General and Administrative Selling. general and administrative expenses increased approximately 352% to $868 for the three months ended June 30, 2006 from $246 in the comparable period of 2005. Substantially all of the increase can be attributed to expenses relating to the business and operations of our subsidiaries Sielox and SES. Selling, general and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expense was $275 for the three months ended June 30, 2006, compared to $0 for the three months ended June 30, 2005. Technical and engineering expense consists of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $35 for the three months ended June 30, 2006 compared to $54 for the three months ended June 30, 2005. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the Access Control Products Group Division of Checkpoint. This purchase was completed on January 6, 2006.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 ($ IN THOUSANDS)

Total Revenues

Revenue for the six month period ending June 30, 2006 was $3,202 compared to $0 for the six month period ending June 30, 2005. Revenue for the six month period ending June 30, 2006 is entirely due to the activities of our subsidiaries, Sielox and SES. Revenue was $3,196 for Sielox and $6 for SES. There was no revenue for the six month period ending June 30, 2005 due to the discontinuation of our software license and our music hosting business and the sale of digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses.

Selling General and Administrative. Selling, general and administrative expenses increased approximately 336% to $1,776 for the six months ended June 30, 2006 from $407 in the comparable period of 2005. Substantially all of the increase can be attributed to expenses relating to the business and operations of our subsidiaries, Sielox and SES. Selling, general and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal, management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expense was $587 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. Technical and engineering expense consists of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

Other Income (Expense), Net. Substantially all other income is from interest received from investment in highly-liquid money market funds. Other income was $62 for the six months ended June 30, 2006 compared to $103 for the six months ended June 30, 2005. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the ACPG division of Checkpoint. This purchase was completed on January 6, 2006.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

     As of June 30, 2006, we had approximately $2,401 of cash and cash equivalents.

     Net cash used in operating activities was approximately $585 and approximately $315 for the six months ended June 30, 2006 and 2005, respectively. Substantially all of the increase is attributable to the activities of our subsidiaries, Sielox and SES. The net loss accounted for $870, accounts receivable and accrued expenses and other current liabilities used $359 and $276 respectively. This increase in cash used was reduced by an increase in inventories and accounts payable of $282 and $587 respectively.

     Net cash used in investing activities was approximately $2,755 and $0 for the six months ended June 30, 2006 and 2005, respectively. Cash used for investing activities primarily relates to the purchase of the ACPG division of Checkpoint for $2,581, and the purchase of fixed assets for $180.

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

RISK FACTORS

THE REGISTRANT'S LIQUIDITY COULD BE IMPAIRED IF OPERATING LOSSES CONTINUE AND/OR OTHER OBLIGATIONS NEED BE FULFILLED.

The Registrant has incurred losses and negative cash flows from operations for every year since inception. The ACPG operations have incurred losses in the past and may incur losses in the future, which may impair the Registrant's liquidity. As a newly formed organization, SES has no independent record of performance in the various service categories it has identified. As a new business, SES may not be successful in being engaged by prospective clients, which would have an adverse affect on revenues and results of operations and liquidity. In addition, the Registrant has other obligations primarily related to the costs associated with the operation as a public company (legal, accounting, insurance, etc.), and the satisfaction of any potential legal judgments or settlements. Such other obligations, if required to be funded from other than operating profits, may impair the Registrant's liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 ("Exchange Act")) by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. The lawsuits allege that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The lawsuits further allege that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, LQ Corporation and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against the Company and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the proposed settlement at which objections to the proposed settlement were heard. The Court did not issue a ruling at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court.

ITEM 6. EXHIBITS

10.87 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of July 12, 2006.

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

DATE: ___ August, 2006                  L Q CORPORATION, INC.


                                        By:
                                            ------------------------------------
                                        Sebastian E. Cassetta
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                        By:
                                            ------------------------------------
DATE: ___ August, 2006                  Melvyn Brunt
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)