Form 10-Q/A
period 2006-06-30
LQ CORP INC
filed 2006-08-14
CIK 1016613

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

                              L Q CORPORATION, INC.

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 is being filed to correct certain typographical errors. The dates and conformed signatures were not filled in on the signature page to the Form 10-Q and the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q. We have included the document in its entirety in this Amendment No. 1 to form 10Q/A to reflect such changes. This Form 10-Q/A does not amend or update the information in such quarterly report in any way other than to give effect to the changes described above.


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

DATE: 14  August, 2006                  L Q CORPORATION, INC.


                                        By: /s/ Sebastian E. Cassetta
                                            ------------------------------------
                                        Sebastian E. Cassetta
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                        By: /s/ Melvyn Brunt
                                            ------------------------------------
DATE: 14 August, 2006                   Melvyn Brunt
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)