Form 10-Q
period 2006-09-30
LQ CORP INC
filed 2006-11-14
CIK 1016613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filler and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer |_|    Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|  No |X|

The number of shares outstanding of the registrant's common stock as of November 10, 2006 was 3,214,408.

                              L Q CORPORATION, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION.....................................................................................1

   ITEM 1.  FINANCIAL STATEMENTS .................................................................................1
              Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December
                 31, 2005
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (unaudited) and 2005
                 (unaudited)
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and 2005
                 (unaudited)
              Notes to Condensed Consolidated Financial Statements
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............16
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................20
   ITEM 4.   CONTROLS AND PROCEDURES.............................................................................20

PART II. OTHER INFORMATION.......................................................................................21

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................21
   ITEM 6.   EXHIBITS............................................................................................21

SIGNATURES.......................................................................................................22


ITEM 1. FINANCIAL STATEMENTS

                              L Q CORPORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                September 30,   December 31,
                                                                                    2006            2005
                                                                                (unaudited)
                                                                                -------------   ------------
ASSETS
  Current assets:
  Cash and cash equivalents ..................................................    $   2,077     $   5,746
  Accounts receivable, net of allowance for doubtful
     accounts of $69 and $0, respectively ....................................        1,472         1,097
  Inventories ................................................................          594           855
  Other current assets .......................................................          154            96
                                                                                  ---------     ---------

    Total current assets .....................................................        4,297         7,794

  Fixed assets, net ..........................................................          262            14

  Goodwill ...................................................................          464           999

  Intangible assets, net .....................................................          475          --

  Security deposit ...........................................................           22          --
                                                                                  ---------     ---------

    Total assets .............................................................    $   5,520     $   8,807
                                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................    $     979     $    --
  Accrued expenses and other current liabilities .............................          278           575
  Obligations under capital lease ............................................           25          --
  Due to Checkpoint ..........................................................          --          2,581
                                                                                  ---------     ---------

  Total current liabilities ................................................          1,282         3,156

Long-term liabilities:
  Obligations under capital lease ............................................           49          --

Stockholders' equity:
  Common stock, $0.001 par value; 30,000,000 shares authorized; 3,214,408 shares issued and outstanding at September 30, 2006 and
    December 31, 2005 ........................................................            3             3
  Additional paid-in capital .................................................      146,006       146,006
  Accumulated deficit ........................................................     (141,729)     (140,267)
  Accumulated other comprehensive loss .......................................          (91)          (91)
                                                                                  ---------     ---------

    Total stockholders' equity ...............................................        4,189         5,651
                                                                                  ---------     ---------

    Total liabilities and stockholders' equity ...............................    $   5,520     $   8,807
                                                                                  =========     =========

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                                                      Three Months Ended      Nine Months Ended
                                                                                         September 30,          September 30,
                                                                                     -------------------     -------------------
                                                                                        2006        2005        2006        2005
                                                                                     -------     -------     -------     -------
Revenues ........................................................................    $ 1,658     $  --       $ 4,860     $  --

Cost of goods sold ..............................................................        960        --         2,731        --
                                                                                     -------     -------     -------     -------

   Gross profit .................................................................        698        --         2,129        --
                                                                                     -------     -------     -------     -------

Operating expenses:
   Selling, general and administrative expenses .................................        961         229       2,737         636
   Technical and engineering expenses ...........................................        354        --           941        --
                                                                                     -------     -------     -------     -------

   Total operating expenses .....................................................      1,315         229       3,678         636

Loss from operations ............................................................       (617)       (229)     (1,549)       (636)

Other income (expense), net .....................................................         25          63          87         166
                                                                                     -------     -------     -------     -------

   Net loss .....................................................................    $  (592)    $  (166)    $(1,462)    $  (470)
                                                                                     =======     =======     =======     =======

Net loss per share:
   Basic and diluted ............................................................    $ (0.18)    $ (0.05)    $ (0.45)    $ (0.15)
                                                                                     =======     =======     =======     =======

   Weighted average shares ......................................................      3,214       3,214       3,214       3,214
                                                                                     =======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements.

                              L Q CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                ------------------------------
                                                                                     2006             2005
                                                                                ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................       $(1,462)           $  (470)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................            90               --
    Provision for doubtful accounts .......................................            69               --
    Stock-based compensation ..............................................            22               --
  Increase (decrease) in cash attributable to changes in operating assets and liabilities:
  Accounts receivable .....................................................          (444)              --
  Inventories .............................................................           261               --
  Other current assets ....................................................           (58)                38
  Accounts payable ........................................................           979               --
  Accrued expenses and other current liabilities ..........................          (319)               (57)
                                                                                  -------            -------

    Net cash used in operating activities .................................          (862)              (489)
                                                                                  -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ................................................          (221)              --
  Payment of security deposit .............................................           (22)              --
  Reimbursement from Checkpoint ...........................................            28               --
  Acquisition of ACPG .....................................................        (2,581)              --
                                                                                  -------            -------

    Net cash used in investing activities .................................        (2,796)              --
                                                                                  -------            -------

CASH FLOWS USED IN FINANCING ACTIVITIES,
  principal payments on capital lease .....................................           (11)              --
                                                                                  -------            -------

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ....................          --                  (13)
                                                                                  -------            -------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (3,669)              (502)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................         5,746              6,432
                                                                                  -------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................       $ 2,077            $ 5,930
                                                                                  =======            =======


  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:

    Reduction in the estimated fair value of fixed assets acquired ........       $   (14)           $  --
                                                                                  =======            =======

    Decrease in Goodwill due to the adjustment of the estimated fair value
     of fixed assets acquired .............................................       $    14            $  --
                                                                                  =======            =======

    Fixed assets acquired under capital lease obligation ..................       $    85            $  --
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

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of our 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of November 10, 2006 was $1.25 per share.

As disclosed in a Current Report on Form 8-K filed by the Company on July 12, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington Capital Group, L.P. ("Barington") and the Company dated as of November 18, 2004 (as amended, the "Services Agreement"). The amendment extended the terms of the Services Agreement until December 31, 2007. The Services Agreement was previously set to expire by its terms on June 30, 2006.

As disclosed in a Current Report on Form 8-K filed by the Company on September 15, 2006, Sielox, LLC ("Sielox") entered into a strategic alliance agreement with Costar Video Systems, LLC ("Costar"), a subsidiary of Dynabazaar, Inc. ("Dynabazaar"), dated as of September 15, 2006, pursuant to which the companies agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangements, or other business arrangements or strategic alliance. Costar designs, sources and distributes video and imaging products for the security and industrial markets. Sielox and Costar are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

As disclosed in a Current Report on Form 8-K filed by the Company on October 20, 2006, James A. Mitarotonda delivered to the Secretary of the Company notice of his resignation as a director and Chairman of the Board of the Company, effective as of the close of business on October 23, 2006. Mr. Mitarotonda had no disagreements with the Company on any matter relating to the Company's operations, policies or practices, and resigned in order to ensure that he had adequate time to devote to his other professional responsibilities. On October 23, 2006, the Board of Directors of the Company appointed Steven Berns, a director of the Company, to serve as Chairman of the Board of the Company, effective as of the close of business on October 23, 2006. On October 23, 2006, the Board of Directors of the Company elected Dianne K. McKeever to serve as a director of the Company, effective as of the close of business on October 23, 2006. Ms. McKeever has been a research analyst at Barington since October 2001.

Barington and a group of other investors which have joined with Barington in the filing of a statement on Schedule 13D collectively own greater than 10% of the outstanding common stock of the Company. Mr. Mitarotonda is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also the Chief Executive Officer of Costar. The Company is party to the Services Agreement, as noted above, under which Barington provides, among other things, certain administrative, accounting and other services on the Company's behalf. Barington is a party to a similar services agreement with Dynabazaar and Barington and a group of other investors which have joined with Barington in the filing of a statement on Schedule 13D collectively own greater than 10% of the outstanding common stock of Dynabazaar.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Checkpoint Acquisition

On January 6, 2006, the newly formed wholly-owned subsidiary of the Company, Sielox completed the acquisition from Checkpoint Systems, Inc. ("Checkpoint") of substantially all of the net assets of Checkpoint's Access Control Products Group ("ACPG") division, effective as of the close of business on December 30, 2005. The acquisition of the net assets of ACPG are included in the consolidated balance sheet as of December 31, 2005 and the operations of the business are reflected in the consolidated Statement of Operations for the three and nine months ended September 30, 2006.

The ACPG business, which operates as Sielox(TM) under the Company's management, develops, designs and distributes open architecture access control software, programmable controllers (electronic circuit boards) and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

SES Resources, Ltd.

On January 6, 2006, the Company's newly formed majority owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. The assets of SES Resources, Ltd. consisted primarily of various trademarks. It was determined that these trademarks had a fair value of zero. Consideration given in exchange for these assets was a 19.5% ownership interest in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES's primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services. The operations of the business are reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

The Advisory Panel will provide SES with strategic and operational advice, identify expert talent throughout the United States and internationally, and manage and staff client assignments. The Advisory Panel is in the process of being formed and currently includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, the former Chief of Police of Boca Raton, Florida and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd. and vice chaired by Sebastian Cassetta, former Vice President and Director of Brinks Inc. and, as of May 16, 2006, the President and Chief Executive Officer of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

LIQUIDITY ($ IN THOUSANDS)

The Company has incurred losses and negative cash flows from operations every year since inception. For the nine months ended September 30, 2006, the Company incurred a net loss of $1,462 and negative cash flows from operations of $862. As of September 30, 2006, the Company had an accumulated deficit of approximately $142,000. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its other obligations for at least the next twelve months. The Company believes these other obligations will primarily relate to costs associated with the satisfaction of any potential legal judgments or settlements, investments in software development and engineering related to the operations of Sielox and other expenses related to the operations of SES. Such operational related expenses are expected to require the use of the Company's liquidity.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) have been prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2005. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2006. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries Sielox and SES, respectively. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS ($ IN THOUSANDS)

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At September 30, 2006, and throughout the nine month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents:

                                             September 30,      December 31,
                                           2006 (unaudited)          2005
                                          -----------------   -----------------
Cash and cash equivalents:
         Cash....................            $    75             $    19
         Money market funds......              2,002               5,727
                                          -----------------   -----------------
                                             $ 2,077             $ 5,746
                                          =================   =================

CONCENTRATION OF CREDIT RISK ($ IN THOUSANDS)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS ($ IN THOUSANDS)

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

In the nine months ended September 30, 2006, the Company recognized compensation expense of $22 in the Company's condensed consolidated financial statements, all of which was for stock options. This amount includes compensation expense for stock options which were granted prior to January 1, 2006 but were not yet vested as of that date. Such compensation expense was estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense also includes the expense recognized for stock options granted subsequent to January 1, 2006. Such compensation expense was estimated based on the grant date fair value in accordance with provisions of SFAS No. 123(R). Compensation expense increased by $15 during the nine months ended September 30, 2006 as a result of implementing SFAS No. 123(R).

On January 6, 2006, in conjunction with the completion of the purchase of the ACPG division of Checkpoint and SES Resources, Ltd., the Company awarded 123,000 stock option grants. These options were granted to employees of Sielox and SES, together with members of the Advisory panel and executive officers. Due to the resignation of former CEO William Fox, 40,000 of those options awarded were forfeited. In addition, approximately 66,000 previously outstanding options were forfeited as a result of Mr. Fox's resignation. Due to the resignation of former director and Chairman of the Board James A. Mitarotonda, approximately 160,000 previously outstanding options were forfeited.

Consistent with the disclosure provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted for the three and nine months ended September 30, 2005 to the pro forma amounts indicated below in thousand, except per share amounts.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                      Three Months Ended    Nine Months Ended
                                                                                      September 30, 2005    September 30, 2005
                                                                                          (unaudited)           (unaudited)
                                                                                      ------------------    ------------------
Net loss - as reported ...........................................................           $(166)             $(470)
Less stock-based compensation (income) expense determined under
  fair value based method, net of tax effects ....................................              (6)               (17)
                                                                                             -----              -----
Net loss - including the effect of stock-based compensation expense ..............           $(172)             $(487)
                                                                                             =====              =====

Basic and diluted net loss per share - as reported ...............................           ($0.05)            ($0.15)
Basic and diluted net loss per share - pro forma .................................           ($0.05)            ($0.15)


NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements under SFAS No. 109, "Accounting for Income Taxes." Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is "more-likely-than-not" that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of its fiscal year 2007. The Company is currently evaluating the various requirements of FIN 48, but we have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.


NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS):

ACPG ACQUISITION

On January 6, 2006, Sielox acquired certain assets and assumed certain liabilities of the ACPG division of Checkpoint with an effective date as of the close of business on December 30, 2005. Prior to the ACPG acquisition, the Company was a public shell which had no operations. With the consummation of the ACPG acquisition, the Company became the parent company of an operating business. The aggregate purchase price, including acquisition costs of approximately $300, was approximately $2,900.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS) (CONTINUED):

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

                                    DECEMBER 31, 2005 ($ IN THOUSANDS)
                                    ----------------------------------

Accounts Receivable                              $ 1,097

Inventories                                          855

Proprietary Technology                               449

Customer Relationships                                72

Goodwill                                             464

Other assets                                          37
                                                 -------

Total assets acquired                              2,974

Current liabilities                                  (89)
                                                 -------

Net assets acquired                              $ 2,885
                                                 =======

Goodwill and intangible assets arose from the ACPG acquisition. The aggregate of the purchase price plus acquisition costs of approximately $2,900 exceeded the fair market value of all identifiable net assets. An independent appraisal was conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of ACPG. The results of this appraisal gave rise to, among other things, goodwill. Goodwill of approximately $464 and intangible assets of approximately $521 were recorded, net of purchase price adjustments made through the quarter ended September 30, 2006, based on the independent appraisal. Based on the results of the independent appraisal on the intangible assets acquired, the Company booked amortization of $46 which was charged to operations for the nine months ended September 30, 2006.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2-BUSINESS ACQUISITIONS ($ IN THOUSANDS) (CONTINUED):

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


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2005 (UNAUDITED)      SEPTEMBER 30, 2005 (UNAUDITED)
                                                          -----------------------------       ------------------------------
                                                               ($ in thousands)                    ($ in thousands)
Net Sales                                                               $ 1,648                          $ 4,814
Cost of Goods Sold                                                         (894)                          (2,475)
                                                                        -------                          -------
Gross Profit                                                                754                            2,339
Selling, General and Administrative Expenses                              1,151                            3,455
                                                                        -------                          -------
Loss from Operations                                                       (397)                          (1,116)
Interest Income                                                              50                              153
Pro forma Adjustment in Interest Income                                     (43)(A)                         (110)(A)
Pro forma Adjustment for Amortization Expense                               (15)(B)                          (46)(B)
Other Income, Net                                                                                             13
                                                                        -------                          -------
Net Loss-Pro forma                                                      ($  405)                         ($1,106)
                                                                        =======                          =======

Net loss per share - as reported                                        $ (0.06)                         $ (0.09)
Net loss per share - proforma                                           $ (0.13)                         $ (0.34)
Weighted average shares                                                   3,214                            3,214



(A) Interest income has been reduced based on cash balances that would have existed had the acquisition occurred at the beginning of the period.

(B) Amortization expense has been recorded based upon the results of the independent appraisal of the intangible assets acquired.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BALANCE SHEET COMPONENTS:

INVENTORIES, NET

The components of inventories are as follows ($ in thousands):

                                              September 30,      December 31,
                                             2006 (unaudited)       2005
                                             ----------------    -------------
Finished goods ......................              $386              $581
Raw materials .......................               208               274
                                                   ----              ----
                                                   $594              $855
                                                   ====              ====


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows ($ in thousands):


                                                          September 30,      December 31,
                                                        2006 (unaudited)         2005
                                                        ----------------     -------------
Accrued Expenses and Other Current Liabilities
  Consulting and professional services ............           $199               $486
  Warranty Reserve ................................             10                 25
  Compensation ....................................             21                  -
  Other ...........................................             48                 64
                                                              ----               ----
                                                              $278               $575
                                                              ====               ====


                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -GOODWILL AND INTANGIBLE ASSETS, NET:

The intangible assets acquired as a result of the ACPG acquisition have been adjusted as of September 30, 2006 from December 31, 2005 as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets acquired, and post closing adjustments to the purchase price. The components of intangible assets acquired as a result of the ACPG acquisition are as follows ($ in thousands):

                                                                           September 30,                    December 31,
                                                                               2006                             2005
                                                                           (unaudited)
                                                                  -------------------------------   ------------------------------
                                                                  Gross Carrying     Accumulated    Gross Carrying     Accumulated
                                                                       Amount        Amortization       Amount        Amortization
                                                                  --------------     ------------   ---------------   ------------
Amortized intangible assets
  Proprietary Technology ...................................              $449          $ 42             $  -              $ -
  Existing Customer Relationships ..........................                72             4                -                -
                                                                          ----          ----             ----              ---

    Total ..................................................               521          $ 46                -              $ -
                                                                                        ====                               ===

Unamortized intangible assets
  Goodwill .................................................               464                            999
                                                                          ----                           ----

    Total ..................................................              $985                           $999
                                                                          ====                           ====

Amortization expense for the three and nine months ended September 30, 2006 was $46. As the intangible assets acquired in connection with the ACPG acquisition were acquired with an effective date of December 31, 2005, there was no amortization expense for the year ended December 31, 2005. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $61.

All intangible assets of the Company are attributable to the Sielox, LLC reporting segment and the weighted average amortization for the Company's intangible assets is 9 years. The estimated useful life for Proprietary Technology and Existing Relationships is 15 and 8 years, respectively.

NOTE 5- COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes accumulated translation adjustments. The components of comprehensive loss are as follows ($ in thousands):


                                                 Three months ended Sep 30,               Nine months ended Sep 30,
                                                         (unaudited)                             (unaudited)
                                               ----------------------------            -----------------------------
                                                  2006                  2005              2006               2005
                                                  ----                  ----              ----               ----
Comprehensive loss:
Net Loss                                        $ (592)               $ (166)          $ (1,462)            $ (470)
Foreign currency translation                         -                     -                  -                 13
                                                ------                ------           --------             ------
Total                                           $ (592)               $ (166)          $ (1,462)            $ (457)
                                                ======                ======           ========             ======

NOTE 6 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options. The Company had a total of 308,000 and 349,000 of such options outstanding at September 30, 2006 and 2005, respectively.

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SEGMENT REPORTING ($ IN THOUSANDS):

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method in which companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in two and zero operating segment(s) at September 30, 2006 and 2005, respectively.

The following table represents total net revenues of each of the Company's reporting segments for the three and nine months ended September 30, 2006 and 2005:


                                                 Three months ended Sep 30,     Nine months ended Sep 30,
                                                        (unaudited)                   (unaudited)
                                                 --------------------------     -------------------------
                                                    2006            2005           2006           2005
                                                    ----            ----           ----           ----
Sielox, LLC                                       $ 1,658           $ -          $ 4,854           $ -
SES International Resources, Inc.                       -             -                6             -
                                                  -------           ----         -------           ---
Total                                             $ 1,658           $ -          $ 4,860           $ -
                                                  =======           ====         =======           ===


The following table represents the total loss of each of the Company's reporting segments for the three and nine months ended September 30, 2006 and 2005:


                                                 Three months ended Sep 30,     Nine months ended Sep 30,
                                                        (unaudited)                   (unaudited)
                                                 --------------------------     -------------------------
                                                    2006            2005              2006        2005
                                                    ----            ----              ----        ----
Sielox, LLC                                        $ (326)           $ -           $ (655)        $   -
SES International Resources, Inc.                     (49)             -             (157)            -
General Corporate                                    (217)          (166)            (650)         (470)
                                                   -------        ------         --------         -----
Total                                              $ (592)        $ (166)        $ (1,462)         (470)
                                                   =======        ======         ========         =====


The following table represents the total assets of each of the Company's reporting segments at September 30, 2006 and December 31, 2005, respectively:

                                          September 30, 2006   December 31, 2005
                                             (unaudited)
                                          ------------------   -----------------
Sielox, LLC                                      $3,377             $2,687
SES International Resources, Inc.                     5               --
General Corporate                                 2,138              6,120

                                                 ------             ------
Total                                            $5,520             $8,807
                                                 ======             ======

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8- OBLIGATIONS UNDER CAPITAL LEASE:

The Company leases certain equipment under a capital lease expiring in 2009. The assets and liabilities under that capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense for the nine months ended September 30, 2006.

At September 30, 2006 and December 31, 2005, fixed assets included $85 and $0, respectively, and accumulated amortization included $12 and $0, respectively, related to assets recorded under the capital lease.

Aggregate future minimum lease payments at September 30, 2006 are as follows:

TWELVE MONTH PERIOD ENDING SEPTEMBER 30,                  (unaudited)
2007                                                            $ 36
2008                                                              36
2009                                                              20
                                                          ----------
Total future minimum lease payments                               92
Amount representing interest                                      18
                                                          ----------
Present value of future minimum
 lease payments                                                   74
Less current portion                                              25
                                                          ----------
                                                                $ 49
                                                          ==========

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

                              L Q CORPORATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Contingencies

On January 6, 2006, the Company's wholly-owned subsidiary, Sielox, acquired Checkpoint's ACPG division. The acquisition had an effective date of December 30, 2005. The total cash consideration given to Checkpoint for the transaction was approximately $2.6 million, of which approximately $2.5 million was paid directly to Checkpoint and $100,000 was paid to an escrow agent on January 6, 2006.

This cash is held by the escrow agent and will be delivered by the agent to Checkpoint after a period of one year subsequent to the acquisition date assuming no claims for indemnification are made against Checkpoint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements within the meaning of Federal securities laws. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe," and "intend" or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements. Potential risks and uncertainty include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") which is incorporated by reference herein.

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

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

Our common stock is reported currently on The NASDAQ OTC Bulletin Board. Our common stock was traded on The NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of the 1:250 reverse stock split and our 35:1 forward stock split effective as of June 8, 2004. The market price of our common stock as of November 10, 2006 was $ per share.

As disclosed in a Current Report Form 8-K filed by the Company on July 12, 2006, the Board of Directors of the Company approved an amendment of the services agreement between Barington and the Company dated as of November 18, 2004 (as amended, the "Services Agreement"). The amendment extended the term of the Services Agreement until December 31, 2007. The Services Agreement was previously set to expire by its terms on June 30, 2006.

As disclosed in a Current Report on Form 8-K filed by the Company on September 15, 2006, Sielox, entered into a strategic alliance agreement with Costar Video Systems, LLC ("Costar"), a subsidiary of Dynabazaar, Inc. ("Dynabazaar"), dated as of September 15, 2006, pursuant to which the companies agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangement, or other business arrangement or strategic alliance. Costar designs, sources and distributes video and imaging products for the security and industrial markets. Sielox and Costar are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

As disclosed in a Current Report on Form 8-K filed by the Company on October 20, 2006, James A. Mitarotonda delivered to the Secretary of the Company notice of his resignation as a director and Chairman of the Board of the Company, effective as of the close of business on October 23, 2006. Mr. Mitarotonda had no disagreements with the Company on any matter relating to the Company's operations, policies or practices, and resigned in order to ensure that he had adequate time to devote to his other professional responsibilities. On October 23, 2006, the Board of Directors of the Company appointed Steven Berns, a director of the Company, to serve as Chairman of the Board of the Company, effective as of the close of business on October 23, 2006. On October 23, 2006, the Board of Directors of the Company elected Dianne K. McKeever to serve as a director of the Company, effective as of the close of business on October 23, 2006. Ms. McKeever has been a research analyst at Barington since October 2001.

Barington and a group of other investors which have joined with Barington in the filing of a statement on Schedule 13D collectively own greater than 10% of the outstanding common stock of the Company. Mr. Mitarotonda is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also the Chief Executive Officer of Costar. The Company is party to the Services Agreement, as noted above, under which Barington provides, among other things, certain administrative, accounting and other services on the Company's behalf. Barington is a party to a similar services agreement with Dynabazaar and Barington and a group of other investors which have joined with Barington in the filing of a statement on Schedule 13D collectively own greater than 10% of the outstanding common stock of Dynabazaar.

Acquistions

On January 6, 2006, the newly formed wholly owned subsidiary of the Company, Sielox, LLC ("Sielox"), completed the acquisition from Checkpoint Systems, Inc. ("Checkpoint") of substantially all of the net assets of its Access Control Products Group ("ACPG") division, effective as of the close of business on December 30, 2005. The acquisition of the net assets of ACPG are included in the consolidated statement of financial position as of December 31, 2005 and the operations of the business are reflected in the Statement of Operations for the nine months ended September 30, 2006.

Also on January 6, 2006, our newly formed majority-owned subsidiary, SES Resources International Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources Ltd, a start up consulting venture, effective as of December 30, 2005. The assets of SES Resources Ltd, consisted primarily of various trademarks. It was determined that these trademarks had a fair value of zero. Consideration given in exchange for these assets was 19.5% ownership interest in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

The Advisory Panel will provide SES with strategic and operational advices and will identify expert talent throughout the United States and internationally, as well as manage and staff client assignments. The Advisory Panel is in the process of being formed and currently includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, Andrew J. Scott, the former Chief of Police of Boca Raton, Florida, and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources, Ltd., and vice chaired by Sebastian Cassetta, a former Vice President and Director of Brinks Inc., and effective May 16, 2006, the newly appointed President and chief executive officer of the Company. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1, "The Company and Summary of Significant Accounting Policies", to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. No changes to these critical polices have taken place during the quarter ended September 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 ($ IN THOUSANDS)

Total Revenues

Revenue for the three month period ending September 30, 2006 was $1,658 compared to $0 for the three month period ended September 30, 2005. Revenue for the three month period ended September 30, 2006 is entirely due to the activities of our subsidiary Sielox. Revenue for Sielox was $1,658. There was no revenue for the three month period ended September 30, 2005 due to the discontinuation of our software license and our music hosting business and the sale of digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

Selling, General and Administrative Selling, general and administrative expenses increased approximately 320% to $961 for the three months ended September 30, 2006 from $229 in the comparable period of 2005. Substantially all of the increase can be attributed to expenses relating to the business and operations of our subsidiaries Sielox and SES. Selling, general and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expenses were $354 for the three months ended September 30, 2006, compared to $0 for the three months ended September 30, 2005. Technical and engineering expenses consist of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $25 for the three months ended September 30, 2006 compared to $63 for the three months ended September 30, 2005. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the ACPG division of Checkpoint. This purchase was completed on January 6, 2006 with an effective date of December 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 ($ IN THOUSANDS)

Total Revenues

Revenue for the nine month period ended September 30, 2006 was $4,860 compared to $0 for the nine month period ending September 30, 2005. Revenue for the nine month period ending September 30, 2006 is entirely due to the activities of our subsidiaries Sielox and SES. Revenues were $4,854 for Sielox and $6 for SES. There was no revenue for the nine month period ending September 30, 2005 due to the discontinuation of our software license and our music hosting business and the sale of digital music fulfillment business to Geneva Media, LLC in January 2003.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses increased approximately 330% to $2,737 for the nine months ended September 30, 2006 from $636 in the comparable period of 2005. Substantially all of the increase can be attributed to expenses relating to the business and operations of our subsidiaries, Sielox and SES. Selling, general and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal, management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expenses were $941 for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005. Technical and engineering expenses consist of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

Other Income (Expense), Net. Substantially all other income is from interest received from investment in highly-liquid money market funds. Other income was $87 for the nine months ended September 30, 2006 compared to $166 for the nine months ended September 30, 2005. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the ACPG division of Checkpoint. This purchase was completed on January 6, 2006 with an effective date of December 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

As of September 30, 2006, we had approximately $2,077 of cash and cash equivalents.

Net cash used in operating activities was approximately $862 and approximately $489 for the nine months ended September 30, 2006 and 2005, respectively. Substantially all of the increase is attributable to the activities of our subsidiaries, Sielox and SES. The net loss accounted for $1,462, accounts receivable and accrued expenses and other current liabilities used $444 and $319 respectively. This decrease in cash used was reduced by an increase in inventories and accounts payable of $261 and $979 respectively.

Net cash used in investing activities was approximately $2,796 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Cash used for investing activities primarily relates to the purchase of the ACPG division of Checkpoint for $2,581, and the purchase of fixed assets for $221.

Net cash used in financing activities was approximately $11 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Cash used for financing activities primarily relates to principal payments on a capital lease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended, ("Exchange Act")) by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

DATE: November 14, 2006                   L Q CORPORATION, INC.



                                          By: /s/ Sebastian E. Cassetta
                                          -------------------------------------
                                          Sebastian E. Cassetta
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          By: /s/ Melvyn Brunt
                                          -------------------------------------
DATE: November 14, 2006                   Melvyn Brunt
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)