Form 10-K
period 2006-12-31
LQ CORP INC
filed 2007-04-02
CIK 1016613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File Number 000-25977

                                   ----------

                              L Q CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                              77-0421089
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    888 Seventh Avenue, New York, NY                                10019
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

       ------------------------------------------------------------------

                         Common Stock, $0.001 par value

                                   ----------

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer |_| Accelerated  filer |_|  Non-accelerated  filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of June 30, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $5,271,629 based on the closing sales price of the registrant's common stock as reported on the Over-the-Counter Bulletin Board as of such date.

      The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of March 15, 2007 was 3,214,408.

================================================================================

                              L Q CORPORATION, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2006
                                      INDEX

                                                                            Page

Part I

Item 1.     Business                                                          1
Item 1A.    Risk Factors                                                      2
Item 1B.    Unresolved Staff Comments                                         4
Item 2.     Properties                                                        4
Item 3.     Legal Proceedings                                                 5
Item 4.     Submission of Matters to a Vote of Security Holders               6

Part II

Item 5.     Market for Registrant's Common Stock, Related Stockholder
              Matters and Issuer                                              7
            Purchases of Equity Securities
Item 6.     Selected Financial Data                                           8
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.     Financial Statements and Supplementary Data                      13
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       13

Item 9A.    Controls and Procedures                                          13
Item 9B.    Other Information                                                13

Part III

Item 10.    Directors, Executive Officers and Corporate Governance           14
Item 11.    Executive Compensation                                           16
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related                                         20
            Stockholders Matters

Item 13.    Certain Relationships and Related Transactions and
              Director Independence                                          22
Item 14.    Principal Accountant Fees and Services                           23

Part IV

Item 15.    Exhibits and Financial Statement Schedules                       24

Signatures                                                                   25

                                     PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We caution investors that any forward-looking statements presented in this Annual Report and presented elsewhere by management from time to time are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "plan," "estimate," "project," "should," "will be" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, the risks discussed in "Risk Factors" in Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

ITEM 1.     BUSINESS

Overview

L Q Corporation, Inc. ("we," "Registrant" or the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, we completed our initial public offering of common stock. Our name was formally changed to "L Q Corporation, Inc." on January 7, 2004. Our principal executive offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019 and our telephone number is (212) 974-5730.

Through January 2003, we provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, we did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On September 8, 2005, the Company entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint") dated September 7, 2005 to acquire substantially all of the net assets of Checkpoint's Access Control Products Group ("ACPG") division. On October 26, 2005, the Company's Board of Directors approved the transaction and on November 4, 2005 the parties entered into the Checkpoint Asset Purchase Agreement. On December 30, 2005, the Company and Checkpoint entered into a First Amendment to the Checkpoint Asset Purchase Agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, the newly formed wholly owned subsidiary of the Company, Sielox, LLC, ("Sielox"), completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, net of post-closing adjustments. Expenses related to the transaction were approximately $0.3 million. The acquisition of the net assets of ACPG are not included in the consolidated statement of operations, for the year ended December 31, 2005, since the acquisition was effective as of the close of business on December 30, 2005.

The ACPG business, which operates as SieloxTM under the Company's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations.

On January 6, 2006, the Company's newly formed wholly owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. SES Resources, Ltd.'s assets consisted primarily of various trademarks. It has been determined that these trademarks have a fair value of zero. Consideration given in exchange for these assets was a 19.5% share in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive level government risk assessment and law enforcement professionals (the "Advisory Panel"). SES's primary areas of specialization include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

The SES Advisory Panel serves the business with advice and identifies expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes a senior executive service level agent from the U.S. Internal Revenue Service, and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES and vice chaired by the former VP and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Related Parties" below.

Our common stock is reported currently on the Over-the-Counter Bulletin Board. Our common stock was traded on the NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of our stock increased significantly following the implementation of our 1:250 reverse stock split and our 35:1 forward stock split (collectively, the "Reverse/Forward Stock Split") effective as of June 8, 2004. The market price of our common stock as of March 15, 2007 was $1.19 per share. The market price of our common stock as of December 31, 2006 was $1.13 per share.

Please see our audited consolidated financial statements and the accompanying notes for information regarding our revenues, net profits or losses and total assets for each of the last three years.

Business

Access Control Products Group

The ACPG business was originally acquired by Checkpoint when Checkpoint acquired Sielox Systems, Inc. of Sunnyvale, California in 1986. At that time, the ACPG business distributed, developed and manufactured System Five and System Ten access control systems for automated access to buildings and areas within buildings. In the late eighties, ACPG introduced the Threshold series for use on DOS and QNX operating systems and in the mid-nineties developed a series of applications for use on the Windows operating systems. In March 2003, the ACPG business introduced Pinnacle, the next generation in access control software solutions. Today ACPG develops, designs and distributes a complete line of open architecture access control software, including both Pinnacle and the legacy Enterprise Threshold, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards which can be configured to monitor, manage and control physical access to building perimeters and interior locations. ACPG generally does not experience seasonality in its business and there is no single customer which constitutes 10% or more of its revenue.

SES Resources International

The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals (the "Advisory Panel"). SES' primary areas of specialization include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

The Advisory Panel serves the business with advice and identifies expert talent throughout the United States and internationally to manage and staff client assignments. The Advisory Panel includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, Andrew J. Scott, the former Chief of Police of Boca Raton, Florida, and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd, and vice chaired by a former Vice President and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Certain Relationships and Related Transactions" below.

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

Access Control Products Group

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

SES Resources International

SES specializes in delivering critical strategic security and business protection solutions including corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency preparedness and contingency planning; executive staffing solutions; and education and government security training services.

Intellectual Property

ACPG is entitled to the exclusive use of certain patents and to the non-exclusive use of certain patents which were acquired in the acquisition from Checkpoint. Such patents and other intellectual property are utilized in the Performa and Mirage ID card readers. ACPG also acquired identified trademarks as well as licenses for specific intellectual properties which consist of critical components to the Pinnacle and Threshold Enterprise operating systems. ACPG also licenses two badging programs which it sells to third parties. ACPG pays royalties on these licensing contracts. SES does not own or use any patents or other material intellectual property in connection with its business.

Registrant has registered domain names for its key businesses including SESresources.com and Sielox.com.

Technology and Product Development

ACPG's software engineers develop proprietary code for product functionality features. Certain product features have been acquired from third parties for which ACPG pays royalties relative to the feature set embedded within certain software products.

ACPG expended approximately $ 1.3 million, $1 million and $1.7 million in product development activities during 2006, 2005 and 2004, respectively. The emphasis of these activities is the continued broadening of the product lines offered by ACPG, cost reductions of the current product lines, and an expansion of the markets and applications for ACPG's products. ACPG's future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts. Registrant expects to continue to invest at comparable levels in such activities in 2007 (and thereafter) in order to provide additional functionality to ACPG's offerings to meet the needs of ACPG's customer base.

Marketing Efforts

ACPG and SES use a combination of internal and subcontract marketing and public relations agencies. ACPG and SES currently retain LRG Inc. as their public relations firm focused on the security market. ACPG typically attends two trade shows a year, ISCW and ASIS International. SES typically attends the Anti-Money Laundering Conference trade show. ACPG and SES's marketing initiatives include trade advertising and company websites - www.sielox.com; www.sesresources.com. In addition, ACPG and SES distribute data sheets, marketing bulletins and brochures, and launch packages to their current and prospective clients, dealers and end-users, as appropriate for their respective businesses.

Components

ACPG purchases components from outside suppliers and assembles the electronic components for legacy controllers and proximity readers at Checkpoint's facilities in the Dominican Republic and Puerto Rico. The 32-bit controllers are manufactured to specified designs by a third party. Select readers are also manufactured in Thailand. As part of the acquisition, Registrant has entered into a manufacturing agreement with Checkpoint. For non-proximity electronic access control components, ACPG subcontracts manufacturing activities. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. Occupancy at this facility began on April 1, 2006. Accordingly, all electronic control final system assembly and testing was relocated to the Runnemede facility.

Distribution

The sales personnel of the ACPG market electronic access control products to approximately 200 independent dealers, some of whom are national dealers, primarily located in the U.S. ACPG employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to our products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer. The ACPG requires its dealers to be certified in our products and requires them to attend training classes on our various product offerings.

Competition

ACPG competes with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are GE (the Casi Rusco and Infographics divisions), Honeywell (the NexWatch and Northern divisions), United Technologies (the Lenel Systems division), and Tyco (the Software House and Kantech divisions), as well as many other comparable sized companies such as MDI and International Electronics.

SES provides services that compete with the services provided by a highly fragmented market of many firms of various sizes, including investigatory firms and full service accounting and legal services firms, which provide such services as part of a broad range of services. Some of the well recognized firms include Kroll Worldwide, a division of Marsh & McLennan Companies, Inc., and Giuliani Associates.

Employees

ACPG currently employs 22 people and SES currently employs 1 person. All employees are located in the United States and none are represented by a union or labor group.

Facilities

The Company's headquarters are located in New York City, in an office maintained by Barington.

ACPG's primary facilities are located in Runnemede, New Jersey and SES's primary facilities are located in Jericho, New York. Both facilities are leased.

2006 Developments

On May 5, 2006, William J. Fox delivered to the secretary of the Company notice of his resignation as a director and President and Chief Executive Officer of the Company, effective as of the close of business on May 15, 2006. Mr. Fox had no disagreements with the Company on any matters related to the Company's operations, policies or practices. On May 9, 2006, the Board of Directors of the Company appointed Sebastian E. Cassetta to serve as a director and as the Company's President and Chief Executive Officer, effective as of May 16, 2006.

On May 10, 2006, the Board of Directors of the Company approved an amendment to the services agreement between Barington Capital Group, L.P. ("Barington") and the Company dated as of November 18, 2004 (as amended, the "Services Agreement"). The amendment reduced the monthly fee payable to Barington for performing certain administrative, accounting and other services on behalf of the Company from $15,000 per month to $10,000 per month, effective as of March 1, 2006. Additionally, on July 12, 2006, the Board of Directors of the Company approved another amendment to the Services Agreement to extend the terms of the Services Agreement until December 31, 2007. The Services Agreement was previously set to expire by its terms on June 30, 2006.

On September 15, 2006, Sielox entered into a strategic alliance agreement with Costar Video Systems, LLC ("Costar"), a subsidiary of Dynabazaar, Inc., a Delaware corporation ("Dynabazaar"), dated as of September 15, 2006, pursuant to which the companies agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangements, or other business arrangements or strategic alliance. Costar designs, sources and distributes video and imaging products for the security and industrial markets. Sielox and Costar are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

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

Recent Developments

On January 5, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with Dynabazaar and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"). On February 26, 2007, we entered into an amended and restated agreement and plan of merger (the "Amended and Restated Merger Agreement") with Dynabazaar and LMC, which amended and restated the Merger Agreement. The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, LMC will merge with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Dynabazaar.

Under the terms of the Amended and Restated Merger Agreement, our stockholders will receive 3.68 shares of Dynabazaar common stock for each share of our common stock they hold. Upon completion of the merger, our stockholders will own approximately 34% of the combined company and Dynabazaar stockholders will own approximately 66% of the combined company on a fully-diluted basis. It is anticipated that the combined company's shares will continue to trade on the Over-The-Counter Bulletin Board.

The Boards of Directors of both Dynabazaar and the Company approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Boards of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the first half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

Barington and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and the Company. Pursuant to a letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders.

James A. Mitarotonda, who serves as a director and the President and Chief Executive Officer of Dynabazaaar, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also the Chief Executive Officer of Costar, a subsidiary of Dynabazaar. Dianne K. McKeever, a research analyst at Barington, serves as a director of the Company, and Michael McManus, a director of the Company, holds an equity interest in certain affiliates of Barington. Barington is a party to separate administrative services agreements with us and Dynabazaar, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company. Our and Dynabazaar's principal executive offices are maintained by Barington.

ITEM 1A. RISK FACTORS

WE MUST OVERCOME PRICING COMPETITION WITH RESPECT TO OUR ACCESS CONTROL PRODUCTS GROUP PRODUCTS. COMPETITIVE PRICING PRESSURES CAN CAUSE PROFIT EROSION.

ACPG products compete against products sold by an increasing number of competitors on the basis of several factors including price. In order to compete in the marketplace, ACPG's products must provide superior technology at competitive prices. Failure to produce cost-effective products could adversely affect customer demand and adversely affect our results of operations. In addition, the competitive business arena could create pricing pressure for the ACPG products. A reduction in pricing of ACPG's products due to competitive pressures could have an adverse effect on our revenues, operating income and results of operations.

WE MUST DEVELOP NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS TO REMAIN COMPETITIVE. IF WE FAIL TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS ON A TIMELY BASIS, WE MAY LOSE MARKET SHARE. OUR INVESTMENT IN THE PINNACLE SOFTWARE SOLUTION MAY NOT REALIZE A RETURN ON INVESTMENT.

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

Our ACPG division is currently developing new products and enhancements to its existing products. We may not be able to successfully complete the development and market introduction of new products or product enhancements. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of our new products, revenues will decline and we may lose market share to our competitors. There is no assurance that we will be successful in marketing and selling our Pinnacle software solution or other new products, that the revenues from the sales of the Pinnacle software solution or other new products will justify the investment, or that the sales of Pinnacle will continue to increase.

THE AVAILABILITY AND PRICING OF COMPONENT PARTS MAY ADVERSELY AFFECT PRODUCTION AND PROFITABILITY.

Our ability to grow earnings will be affected by increases in the cost of component parts, including electronic components and circuit boards. We may not be able to offset fully the effects of higher component parts through price increases, productivity improvements or cost reduction programs.

FUTURE ACQUISITIONS MAY NOT BE FOUND OR MAY NOT BE SUCCESSFULLY INTEGRATED INTO OUR BUSINESS AND COULD ADVERSELY AFFECT OUR BUSINESS.

We have pursued, and will continue to pursue, growth opportunities through attempted acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed, if at all. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. There can be no assurances that management will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into existing operations, or expand into new markets. Further, once integrated, acquisitions may not achieve levels of revenues, profitability or productivity comparable to our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations.

In addition, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. Future acquisitions could result in the following, any of which could seriously harm our results of operations or the price of our stock:

      o issuance of equity securities that would dilute current stockholders' percentages of ownership;

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

THE ACPG BUSINESS HAS INCURRED NET LOSSES. THERE IS NO ASSURANCE THAT IT WILL TURN PROFITABLE IN THE FUTURE.

We (including the ACPG operations) have incurred losses in the past and may incur losses in the future. The ACPG business incurred net losses of $0.9 million, $1.0 million and $1.4 million in 2006, 2005 and 2004, respectively. Continued or increased net losses could have a material adverse effect on our business, financial condition and results of operations and the value and market price of our common stock.

WE RELY ON LICENSES WITH THIRD PARTIES TO LICENSE SOFTWARE CODE THAT IS AN INTEGRAL PART OF THE ACPG BUSINESS'S PINNACLE SOFTWARE SOLUTION AND IF WE WOULD NEED TO SEEK ALTERNATE LICENSES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We license certain software code that is an integral part of ACPG's Pinnacle software solution from third parties. In particular, we obtain from third party licensors certain software code included in the Pinnacle software solution, and the software for its badging products. We would need to seek alternative licensors for the software code if any of the third party licensors terminate or decides not to renew a license. If any of these third party licensors become unable to or refuses to license its code, it could interrupt and delay the development, design and delivery of the Pinnacle software solution and related products. Any such disruption could adversely affect our results of operations.

CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our operating results may be affected adversely by the general cyclical pattern of the industries in which we operate. For example, demand for ACPG products and services is significantly affected by levels of commercial construction and consumer and business discretionary spending. The demand patterns of these markets could impact the revenues and margins in this business.

SES RESOURCES INTERNATIONAL, INC. IS A NEWLY FORMED BUSINESS.

As a newly formed organization, our subsidiary, SES Resources International, Inc., or SES, has no independent record of performance in the following service categories in which it is expected to specialize:

      o corporate investigations (e.g. know your customer, know your employee, know your vendor reviews);

      o     due diligence reviews;

      o forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act;

      o     anti-counterfeiting and intellectual property protection;

      o     corporate health and wellness consultancy;

      o emergency preparedness and contingency planning; executive staffing solutions; and

      o     education and government security training services

As a new business, SES may not be successful in being engaged by prospective clients, which would have an adverse affect on revenues and results of operations.

OUR SUCCESS IN THE SES BUSINESS DEPENDS ON OUR ABILITY TO EXPAND THE SES ADVISORY PANEL.

SES intends to deliver critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an Advisory Panel comprised of senior executive service level government risk assessment and law enforcement professionals. We may not be able to identify additional senior executive service law enforcement agents who are able to serve as Advisors on the Advisory Panel. Such inability would harm the development of the SES business in general, and prevent us from distinguishing ourselves in the marketplace in particular, which could adversely affect revenues and results of operations.

SOME OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE HAVE, WHICH MAY LIMIT OUR ABILITY TO EFFECTIVELY COMPETE WITH THEM.

Some of our competitors have greater financial, personnel and other resources than we have, which may limit our ability to effectively compete with them. For example, our main competitors in the ACPG business include Tyco International Ltd. and Honeywell International Inc. These and other large competitors may be able to:

      o respond more quickly to new or emerging technologies or changes in customer requirements;

      o     benefit from greater economies of scale;

      o     offer more aggressive pricing; and/or

      o     devote greater resources to the promotion of their products.

WE ARE DEPENDENT ON OUR KEY PERSONNEL, THE LOSS OF WHOM COULD NEGATIVELY AFFECT BUSINESS.

We are dependent on our key personnel, including general management, software and hardware engineers, technical support and sales executives, who have significant industry experience, knowledge and know how. The loss of these key personnel could negatively affect business and results of operations.

OUR COMMON STOCK HAS BEEN DELISTED FROM NASDAQ, WHICH LIMITS THE MARKET FOR OUR COMMON STOCK AND COULD ADVERSELY AFFECT THE ABILITY OF OUR STOCKHOLDERS TO RESELL OUR COMMON STOCK.

Our common stock was delisted from the NASDAQ National Market for failure to maintain certain listing requirements and a significantly reduced market price of common stock. The stock may be less liquid and more volatile as a result, and it may be more difficult to raise new operating funds in the public market. The common stock is presently quoted only on the Over-the-Counter Bulletin Board under the ticker symbol "LQCI.OB" and the ability of our stockholders to obtain liquidity and consistent market prices for our shares has been significantly impaired.

In addition, our common stock may constitute "penny stock" (as defined in Rule 3a51-1 promulgated under the Exchange Act) if it fails to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which could further affect the liquidity of the common stock.

OUR BUSINESS IS SUBJECT TO INCREASINGLY COMPLEX CORPORATE GOVERNANCE, PUBLIC DISCLOSURE, ACCOUNTING, AND TAX REQUIREMENTS THAT HAVE INCREASED BOTH COSTS AND THE RISK OF NONCOMPLIANCE.

We are subject to rules and regulations of federal and state government as well as the service on which our common stock is quoted. These entities, including the Public Company Accounting Oversight Board, or PCAOB, the SEC, the Internal Revenue Service and NASD, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, significant legal, accounting and other expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

We are subject to periodic audits or other reviews by such governmental agencies. The SEC periodically reviews our public company filings. Any such examination or review frequently requires management's time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to our historical financial results.

RECENT CHANGES IN ACCOUNTING RULES, INCLUDING THE EXPENSING OF STOCK OPTIONS GRANTED TO OUR EMPLOYEES, COULD HAVE A MATERIAL IMPACT ON OUR REPORTED BUSINESS AND FINANCIAL RESULTS.

The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method beginning the first quarter of fiscal year 2006, which is the quarter ended March 31, 2006. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and Accounting Principles Board Opinion No. 25, or APB No.
25. In prior periods, we recorded any compensation expense associated with stock option grants to employees using the intrinsic value method in accordance with APB 25.

WE HAVE BEEN NAMED AS A PARTY IN CERTAIN CLASS ACTION LAWSUITS WHICH COULD REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION AND RESULT IN SIGNIFICANT LEGAL EXPENSES AND MAY RESULT IN AN UNFAVORABLE OUTCOME WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. The Company was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending us may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other business combination that a stockholder may consider favorable. These provisions include:

      o authorizing the issuance of preferred stock without stockholder approval;

      o     limiting the persons who may call special meetings of stockholders;

      o     prohibiting stockholder actions by written consent;

      o prohibiting cumulative voting for the election of directors or any other matter submitted to a vote of stockholders unless required by the California General Corporation Law; and

      o requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws.

We are incorporated in Delaware and certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with it, which may cause the market price of its common stock to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal corporate offices are located at 888 Seventh Avenue, 17th Floor, New York, NY 10019. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. ACPG has occupied this facility since April 1, 2006. Our SES unit, leases approximately 450 square feet in Jericho, New York.

ITEM 3.     LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has accepted a proposal for the settlement and release of the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. The Company was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Our common stock was quoted on the Nasdaq National Market under the symbol "LQID" from July 8, 1999 until it was delisted on June 5, 2003. On June 5, 2003, our common stock began trading over the counter as a "pink sheet" security. On June 20, 2003, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "LQID.OB" and currently trades under the symbol "LQCI.OB." The following table presents, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board.

                                                             High        Low
                                                             ----        ---
      Year Ended December 31, 2006:
      First Quarter ....................................    $2.10       $1.64
      Second Quarter ...................................    $2.00       $1.64
      Third Quarter ....................................    $1.67       $1.25
      Fourth Quarter ...................................    $1.35       $1.12

                                                             High        Low
                                                             ----        ---
      Year Ended December 31, 2005:
      First Quarter ....................................    $1.79       $1.61
      Second Quarter ...................................    $2.30       $1.65
      Third Quarter ....................................    $2.25       $1.80
      Fourth Quarter ...................................    $1.95       $1.64

The closing price per share of our common stock at March 15, 2007 was $1.19. As of March 15, 2007, there were approximately 50 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared any distributions since our $2.50 return of capital distribution was paid on January 29, 2003.

Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Composite Index - U.S. and a group of former peer issuers selected in good faith and comprised of RealNetworks, Inc. (RNWK) and a group of new peer issues selected in good faith and comprised of International Electronics Inc. and MDI, Inc. The graph assumes that $100 was invested on December 31, 2001 in our common stock, the Nasdaq Composite Index - U.S., the old peer group and the new peer group, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             Among LQ Corporation Inc, The NASDAQ Composite Index,
                     An Old Peer Group And A New Peer Group

[The following information was depicted as a line chart in the printed material]

--------------------------------------------------------------------------------------------------------------------------------
                     12/01    3/02     6/02    9/02   12/02     3/03    6/03    9/03   12/03     3/04    6/04    9/04    12/04
--------------------------------------------------------------------------------------------------------------------------------
LQ Corporation Inc. 100.00   97.45   104.26  110.64  104.68   119.57  136.93  123.43  111.86   162.00   15.66   99.90    96.66
NASDAQ Composite    100.00   96.55    77.96   62.67   71.97    70.46   85.65   94.69  107.18   107.31  109.37  101.71   117.07
Old Peer Group      100.00  118.18    68.52   60.77   64.14    69.53  113.80  109.09   96.13   101.01  115.15   78.45   111.45
New Peer Group      100.00  118.18    68.52   60.77   64.14    69.53  113.80  109.09   96.13   101.01  115.15   78.45   111.45

-------------------------------------------------------------------------------------
                      3/05    6/05     9/05   12/05    3/06     6/06    9/06   12/06
-------------------------------------------------------------------------------------
LQ Corporation Inc.  89.64  103.14   104.22   94.50  108.00    89.64   67.50   61.02
NASDAQ Composite    107.68  110.67   116.98  120.50  130.63   121.99  125.49  137.02
Old Peer Group       97.31   83.50    96.13  130.64  138.89   180.13  178.62  184.18
New Peer Group       97.31   83.50    96.13  130.64  138.89   180.13  178.62  184.18

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

                             Cumulative Total Return

--------------------------------------------------------------------------------
                          12/01     12/02     12/03    12/04     12/05     12/06
--------------------------------------------------------------------------------

LQ Corporation Inc       100.00    104.68    111.86    96.66     94.50     61.02
NASDAQ Composite         100.00     71.97    107.18   117.07    120.50    137.02
Old Peer Group           100.00     64.14     96.13   111.45    130.64    184.18
New Peer Group           100.00     64.14     96.13   111.45    130.64    184.18

The old peer group was selected for comparative purposes in light of the fact that through January 2003 the Company provided an open platform that enabled the digital delivery of media over the internet. The new peer group was selected due to the fact that as a result of the acquisition of the ACPG business in December 2005, the Company now primarily develops, designs and distributes open architecture access control software and related accessories such as readers and ID cards.

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

                                                                             For the Years Ended December 31,
                                                                ----------------------------------------------------------
                                                                2006        2005          2004           2003         2002
                                                                ----        ----          ----           ----         ----
                                                                         (in thousands, except per share amounts)

Statement of Operations Data:
Net revenues:
     Access Control Business .............................   $  6,393      $   --        $   --        $      4      $    108
     Services ............................................          6          --            --              39           374
                                                             ----------------------------------------------------------------
Total net revenues .......................................      6,399          --            --              43           482
                                                             ----------------------------------------------------------------
Cost of net revenues:
     License .............................................       --            --            --               5           388
     Services ............................................       --            --            --               2           654
     Access Control Business .............................      3,510          --            --            --            --
     Non-cash cost of revenues ...........................       --            --            --            --              82
                                                             ----------------------------------------------------------------
Total cost of net revenues ...............................      3,510          --            --               7         1,124
                                                             ----------------------------------------------------------------
Gross profit (loss) ......................................      2,889          --            --             (36)         (642)
                                                             ----------------------------------------------------------------
Operating expenses:
     Sales and marketing .................................       --            --            --             277         3,765
     Non-cash sales and marketing ........................       --            --            --            --             (28)
     Research and development ............................       --            --            --             165         9,111
     Non-cash research and development ...................       --            --            --            --               6
     General and administrative ..........................      3,616           993           968         6,658        10,712
     Non-cash general and administrative .................       --            --            --            --              (1)
     Impairment loss .....................................       --            --            --            --             689
     Technical and engineering ...........................      1,296          --            --            --            --
     Restructuring .......................................       --            --            --           4,411         1,163
                                                             ----------------------------------------------------------------
Total operating expenses .................................      4,912           993           968        11,511        25,419
                                                             ----------------------------------------------------------------
Loss from operations .....................................     (2,023)         (993)         (968)      (11,475)      (26,061)

Other income (expense), net ..............................        109           236           121           313         1,886
Gain on sale of intellectual property ....................       --            --            --            --           7,000
Gain on sale of Digital Music fulfillment business .......       --            --            --           2,868          --
Merger termination fee ...................................       --            --            --            --          (2,100)
                                                             ----------------------------------------------------------------
Net income (loss) ........................................   $ (1,914)     $   (757)     $   (847)     $ (8,294)     $(19,275)
                                                             ================================================================
Net income (loss) per share:
     Basic and diluted ...................................   $  (0.60)     $  (0.24)     $  (0.26)     $  (2.56)     $  (6.04)
     Weighted average shares .............................      3,214         3,214         3,232         3,243         3,189
Cash distribution declared per common share ..............   $   --        $   --        $   --        $   --        $   2.50

                                                                        For the Years Ended December 31,
                                                                 -------------------------------------------------
                                                                 2006       2005        2004        2003      2002
                                                                 ----       ----        ----        ----      ----
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities.......         $1,950    $ 5,746      $ 6,432    $ 9,077   $ 73,985
Short-term investments.................................                        --           --         --         --
Working capital........................................          2,595      4,638        6,421      7,334     14,227
Total assets...........................................          5,296      8,807        6,535      9,269     76,797
Long-term debt, less current portion...................             --         --           --         --         --
Total stockholders' equity.............................          3,737      5,651        6,421      7,334     15,618

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

Registrant was a "shell company" (as such term is defined in Rule 12b-2 of the Exchange Act) immediately before the completion of the Acquisitions.

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

From January 2003 until December 30, 2005, we did not operate any business and had been settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of our remaining assets.

On January 6, 2006, a newly formed wholly owned subsidiary of the Registrant completed the purchase of substantially all of the assets of the Access Control Products Group or "ACPG" division of Checkpoint Systems, Inc. The assets were acquired in accordance with an agreement that was entered into on November 4, 2005 between the Registrant and Checkpoint and was treated effective as of December 31, 2005. Also on January 6, 2006, a newly formed subsidiary of LQ Corporation, Inc., SES Resources International, Inc. ("SES") completed the acquisition of substantially all of the assets of SES Resources Ltd's, a startup security consulting entity, pursuant to the transaction contemplated by an asset purchase agreement dated as of December 30, 2005 (the "SES Asset Purchase Agreement") to initiate Registrant's launch into the professional security and services sector. The ACPG business, which will operate as SieloxTM under Registrant's management, develops, designs and distributes a complete line of open architecture access control software, programmable controllers (electronic circuit boards), and related accessories such as readers and ID cards, which can be configured to monitor, manage and control physical access to building perimeters and interior locations. SES expects to offer a wide range of professional services including anti-money laundering and counterfeiting investigatory services, forensic accounting and emergency preparedness and contingency planning.

The following discussion of our financial condition and results of operations should be read in conjunction with the description of our business and our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the notes to those statements included elsewhere in this Report.

Results of Operations for the Years Ended December 31, 2006, 2005, and 2004

The following table sets forth, for the periods presented, certain data derived from our statement of operations as a percentage of total net revenues. During 2005 and 2004 we had no operating business, so the operating results in any period are not indicative of the results, if any, that may be expected for any future period. As discussed elsewhere in this document, we completed two acquisitions as of December 30, 2005.

                                                         2006      2005     2004
                                                         ----      ----     ----
Statement of Operations Data:
Net revenues:
     Access Control Products Group.................      99.9%       --       --
     SES...........................................       0.1%       --       --
                                                        ------------------------
Total net revenues.................................     100.0%       --       --
                                                        ------------------------
Cost of net revenues:
     Access Control Products Group.................        55%       --       --
                                                        ------------------------
Total cost of net revenues.........................        55%       --       --
                                                        ------------------------
Gross profit (loss)................................        45%       --       --
                                                        ------------------------

Operating expenses:
     Sales and marketing...........................                  --       --

     Non-cash sales and marketing..................                  --       --
     Research and development......................                  --       --
     Non-cash research and development.............                  --       --
     General and administrative....................        57%
     Non-cash general and administrative...........                  --       --
     Impairment loss...............................                  --       --
     Technical and engineering                             20%       --       --
     Restructuring.................................                  --       --
                                                        ------------------------
Total operating expenses...........................        77%       --       --
                                                        ------------------------
Loss from operations...............................      (32)%       --       --
Other income (expense), net........................         2%       --       --
Gain on sale of intellectual property..............                  --       --
Gain on sale of digital music fulfillment
  business.........................................                  --       --
Merger termination fee.............................                  --       --
Loss in equity investment..........................                  --       --
                                                        ------------------------
Net income (loss) .................................      (30)%       --       --
                                                        ========================

Total Net Revenues

Total net revenues were $6,399 in 2006 compared to $0 in 2005 and 2004. The 100% increase in 2006 is attributable to the activities of our recent acquisitions, Sielox, and to a lesser extent, SES.

Total Cost of Net Revenues

Our gross profit increased to approximately 45% of total net revenues in 2006, compared to 0% in 2005 and 2004. The increase in 2006 is attributable to the activities of our recent acquisitions, Sielox, and to a lesser extent, SES.

Operating Expenses

General and Administrative. General and Administrative expenses increased to $4.9 million in 2006 from approximately $0.9 million for 2005 and 2004, respectively. The increase of approximately $4 million is attributable to the activities of our recently acquired operating companies, Sielox (approximately $3.4 million) and SES (approximately $0.2 million). Major items of expense were: compensation and benefits $2,375, travel $143, advertising $96, commissions $277, legal $198, trade shows $202, depreciation $134, professional services $225, management fees $130 and directors and officers insurance $78.

General and Administrative expenses remained relatively the same in 2005 and 2004 at $0.9 million each of the two years. General and Administrative expenses in 2005 include directors and officers liability insurance premium payments of approximately $135,000, legal expenses of approximately $26,000, professional services for audit and accounting of approximately $98,000, administrative fees of approximately $180,000, director and officer remuneration of approximately $197,000. General and Administrative expenses in 2004 include, directors and officers liability insurance premium payments of approximately $224,000, legal expenses of approximately $229,000, professional services for audit and accounting of approximately $77,000, administrative fee of approximately $141,000 and director remuneration of approximately $116,000.

Interest Income. Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest income was $109,000 in 2006, $233,000 in 2005 and $148,000 in 2004.

Other Income (Expense). Other income (expense) was $0 in 2006, $3,000 in 2005 and $(27,000) in 2004.

Operating Lease Agreements

The Company entered into a lease agreement on January 27, 2006 for the period April 1, 2006 through February 28, 2011. Future minimum annual rental payments under this lease are approximately as follows:

Year Ending December 31,

       2007   $ 87,000

       2008     91,000

       2009     91,000

       2010     91,000

       2011     23,000
              --------
              $383,000
              ========

Obligations under Capital Lease:

The Company leases certain equipment under a capital lease expiring in 2009. The assets and liabilities under that capital lease are recorded at the lower of the present value of the minimum payments or the fair value of the assets. The assets are amortized over their estimated useful lives. Amortization of assets acquired under capital lease obligations are included in depreciation and amortization expense for the year ended December 31, 2006.

At December 31, 2006 and 2005, fixed assets, included $85 and $0, respectively, and accumulated amortization included $21 and $0, respectively, related to assets recorded under the capital lease.

Aggregate future minimum lease payments at December 31, 2006 are as follows:
($ in thousands)

December 31,

      2007                                            $34

      2008                                             34

      2009                                             11
                                                      ---

Total future minimum lease payments                    79

Amount representing interest                           11
                                                      ---

Present value of future minimum lease payments         68

Less current portion                                   27
                                                      ---

Long-term portion                                     $41
                                                      ---

Critical Accounting Policies

Our critical accounting policies are as follows:

      o     revenue recognition;

      o     allowance for doubtful accounts;

      o     accounting for contingencies;

      o     accounting for income taxes;

      o     business combinations;

      o     long-lived assets;

      o     intangible assets; and

      o     goodwill.

Revenue Recognition

Revenue and related costs are recognized upon transfer of ownership, which generally coincides with the shipment of products to customers. Service revenue is recognized as services are performed. The Company records revenues net of an allowance for estimated return activities.

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make the required payments. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover future losses. Receivables are charged off against the reserve when they are deemed uncollectible.

Accounting for Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards ("SFAS") 5, "Accounting for Contingencies," requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

Accounting for Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Business Combinations

In accordance with the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Long-lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144), the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Goodwill

Pursuant to SFAS 142, effective December 31, 2001, goodwill is no longer being amortized. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with is carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements under SFAS No. 109, "Accounting for Income Taxes." Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is "more-likely-than-not", that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted under other accounting standards (except for measurement of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the "SEC") issued staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of its fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB statement No. 115" (SFAS 159). This standard permits an entity to elect to measure many financial instruments and certain others items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurement". The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the initial and follow-on public offerings of common stock, private placements of our preferred stock, equipment financing, lines of credit and short-term loans. As of December 31, 2006, we had raised $65.9 million and $93.7 million through our initial and follow-on public offerings of common stock, respectively, and $29.8 million through the sale of our preferred stock. On January 29, 2003, we distributed $57.7 million to our common stockholders of record as of December 10, 2002. At December 31, 2005, we had approximately $5.7 million of cash and cash equivalents. On January 6, 2006, approximately $2.6 million of cash was paid to Checkpoint Systems, Inc. for the acquisition of Checkpoint's Access Control Products Group ("ACPG") division. The effective date of this acquisition was December 30, 2005. As of December 31, 2006, we had approximately $1.9 million of cash and cash equivalents.

Net cash used in operating activities was $1.0 million, $0.6 million and $2.6 million in 2006, 2005 and 2004, respectively. Net cash used in operating activities in 2006 was primarily the result of net losses from operations of approximately $1.9 million, a decrease in inventory of approximately $0.2 million, offset by an increase in accounts receivable of approximately $0.3 million and an increase in accounts payable and accrued expenses of approximately $0.9 million.

Net cash used in operating activities in 2005 was primarily the result of net losses from operations of $757,000 offset by accruals for legal and other expenses of $375,000 and trade and accrued payables of $199,000. Net cash used in operating activities in 2004 was primarily the result of net losses from operations of $847,000, legal expenses of $360,000 and the settlement in the BeMusic litigation of $1.4 million.

Net cash used in investing activities was approximately $2.8 million in 2006, approximately $24,000 in 2005 and $0 in 2004. The increase in 2006 was due to expenses relating to our acquisition activities, including approximately $2.6 million paid to Checkpoint for the acquisition of Sielox.

Net cash used in financing activities was $17,000, $0 and $67,000 in 2006, 2005 and 2004, respectively. The net cash used in financing activities in 2006 was due to principal payments on Sielox's capital lease. The net cash used in financing activities in 2004 was due to the purchase of fractional interests in connection with the implementation of the Reverse/Forward Stock Split.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next 12 months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements are included in this Annual Report on Form 10-K under Item 15, Exhibits and Financial Schedules beginning at page F-1. Reference is made to the Index to Financial Statements which appears on page F-1 of this report. The Reports of Independent Registered Public Accounting Firms, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

Transactions with Related Persons

In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our former Chairman and former Chief Executive Officer. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is Senior Managing Director and the Chief Operating Officer of Barington. Dianne K. McKeever, a research analyst at Barington, serves as one of our directors, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington.

From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,290 to perform certain administrative and accounting services on our behalf. We entered into a new services agreement with Barington dated as of November 18, 2004, which ran through June 30, 2006. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies for us at our request a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of our Common Stock. The options are fully exercisable and were granted with an exercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date. The option grant was reported in a Form 4 filed by Mr. Mitarotonda with the SEC on November 18, 2004, pending designation of the stock option recipients among Mr. Mitarotonda and other designees of Barington. On April 14, 2005, Barington designated Mr. Mitarotonda as a recipient of stock options to purchase 37,000 shares of the Common Stock.

We entered into an amended services agreement with Barington dated as of January 1, 2005. Under the amended agreement, Barington was to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on our behalf and a fee of $175 an hour for providing any legal services on our behalf at our request.

As of May 10, 2006, the Board of Directors of the Company approved an amendment to the services agreement between Barington and the Company dated as of November 18, 2004. Pursuant to the amendment, Barington will continue to provide certain administrative, accounting and other services on our behalf for a fee of $10,000 per month and legal services on our behalf at our request for a fee of $175 per hour. Additionally, on July 12, 2006, the

Board of Directors of the Company approved another amendment to the services agreement to extend the terms of the agreement until December 31, 2007. The agreement was previously set to expire by its terms on June 30, 2006.

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

SES Resources is a minority shareholder of SES with 19.5% of the SES equity. Mr. Bradley Schnur, one of the shareholders of the SES Resources, is serving as President of SES. Two of the other SES Resources shareholders may become members of the SES Advisory Panel in the future. Mr. Dennis Schnur, the remaining shareholder of SES Resources, is Mr. B. Schnur's father and also serves as Chairman of the SES Advisory Panel. Mr. Cassetta serves as Vice Chairman of the SES Advisory Panel. As described above, Mr. Cassetta is presently the Senior Managing Director and Chief Operating Officer of Barington. As remuneration for their duties, Mr. D. Schnur and Mr. Cassetta, as well as other SES Advisory Panel members, may receive remuneration fees in connection with the gross profit earned by SES. In connection with the Acquisitions, Barington served as a transaction advisor and received a fee of approximately $60,000 in January 2006. Such amount was approved by our independent directors at a meeting of our Board of Directors on October 26, 2005.

With respect to our merger with Dynabazaar, Barington and a group of other investors which have joined with Barington in the filing of a statement on
Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and us. Pursuant to a separate letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders. Mr. Mitarotonda is a director of Dynabazaar and its President and Chief Executive Officer. Mr. Cassetta is the Chief Executive Officer of Costar Video Systems, LLC, a subsidiary of Dynabazaar.

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to the Company's CEO, William Fox, during 2006.

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to Barington for serving as a transaction advisor, during 2006. The other information called for by this item will be filed as part of an amendment to this Form 10-K on or before April 30, 2007, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The public accounting firm of Rothstein Kass & Company, PC has served as our independent registered public accounting firm to perform the audit of our financial statements for the fiscal year ended December 31, 2006 and December 31, 2005. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2006 and 2005.

                                                      Fiscal             Fiscal
      Fee Category                                     2006               2005
      --------------------------------------------------------------------------
      Audit Fees (1)                                 $105,000           $ 72,500
      Audit-Related Fees (2)                               --                 --
      Tax Fees (3)                                   $ 19,427           $ 14,500
      All Other Fees (4)                             $  7,500           $ 80,953
                                                     --------           --------
      Total All Fees                                 $131,927           $167,953

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

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided. Prior approval need not be given with respect to the provision of non-audit services if certain "de minimis" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

                                     PART IV

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

(a)(2) Financial Statement Schedules

The financial statement schedule of L Q Corporation, Inc. for the years ended December 31, 2006, 2005 and 2004 included in subsection (c) below is filed as part of this Annual Report and should be read in conjunction with the Financial Statement of L Q Corporation, Inc. - Schedule II - Valuation and Qualifying Accounts. Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

Please see subsection (b) below.

(b) EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

2.1 Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of November 4, 2005(1)

2.2 Asset Purchase Agreement between S.E.S. Resources, Ltd. and SES Resources International, Inc. dated as of December 30, 2005(1)

2.3 First Amendment to the Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of December 30, 2005(1)

2.4 Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of January 5, 2007(2)

2.5   Letter Agreement dated January 5, 2007(2)

2.6 Amended and Restated Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of February 26, 2007(3)

2.7   Letter Agreement dated February 26, 2007(3)

3.1   Certificate of Incorporation as currently in effect(4)

3.2   Bylaws as currently in effect(5)

4.2   Form of Specimen Stock Certificate(6)

4.3   Second Amended and Restated Investor Rights Agreement dated July 31,
      1998(6)

10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers(6)

10.2  1996 Equity Incentive Plan(6)+

10.3  1999 Employee Stock Purchase Plan(6)+

10.4  Summary Plan Description of 401(K) Plan(6)+

10.5  2000 Nonstatutory Stock Option Plan(5)+

10.6  Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003(7)

10.7 Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004(8)

10.8 Administrative Services Agreement with Barington Capital Group, L.P. dated as of November 18, 2004(9)

10.9 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of January 1, 2005(9)

10.10 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of May 10, 2006(10)

10.11 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of July 12, 2006*

21.1  Subsidiaries of L Q Corporation, Inc.*

23.1  Consent of Rothstein Kass & Company, PC*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith.

+ Management contracts and compensation plans and arrangements.

----------

(1) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 10, 2006.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

(4) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

(5) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(6) Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999.

(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

(8) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(9) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

(10) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006.

                              L Q Corporation, Inc.
                        Consolidated Financial Statements

                                Table of Contents

                                                                          Page
                                                                          ----
Report of  Independent Registered Public Accounting Firm ............      F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005 ........      F-3
Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004 ..................................      F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss) for the years
  ended December 31, 2006, 2005 and 2004 ............................      F-5
Consolidated Statements of Cash Flows for the years
  ended December 31, 2006, 2005 and 2004 ............................      F-6
Notes to Consolidated Financial Statements ..........................      F-7
Financial Statement Schedule II - Valuation and
  Qualifying Account ................................................      F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of L Q Corporation, Inc.

We have audited the accompanying consolidated balance sheets of L Q Corporation, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L Q Corporation, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Roseland, New Jersey
March 8, 2007

                              L Q CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               December 31,
                                                         -----------------------
                                                            2006         2005
                                                            ----         ----
                         ASSETS
Current assets:
   Cash and cash equivalents .........................   $   1,950    $   5,746
   Accounts receivable, net of allowance for
     doubtful accounts of approximately
   $35 and $0, in 2006 and 2005, respectively ........       1,335        1,097
   Inventories .......................................         703          855
   Other current assets ..............................         125           96
                                                         ----------------------
       Total current assets ..........................       4,113        7,794
    Fixed assets, net ................................         237           14
    Goodwill .........................................         464          999
    Intangible assets net ............................         460         --
    Security deposits ................................          22         --
                                                         ----------------------
       Total assets ..................................   $   5,296    $   8,807
                                                         ======================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $   1,103    $    --
   Accrued expenses and other current liabilities ....         388          575
   Obligation under capital lease, current portion ...          27         --
   Due to Checkpoint .................................        --          2,581
                                                         ----------------------
       Total current liabilities .....................       1,518        3,156
                                                         ----------------------

Long term liabilities obligation under capital lease,
  less current portion ...............................          41           --

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value; 30,000,000 shares
     authorized, and 3,214,408 shares issued at
     December 31, 2006 and 2005 ......................           3            3
   Additional paid-in capital ........................     146,006      146,006
   Accumulated deficit ...............................    (142,181)    (140,267)
   Accumulated other comprehensive loss ..............         (91)         (91)
                                                         ----------------------
       Total stockholders' equity ....................       3,737        5,651
       Total liabilities and stockholders' equity ....   $   5,296    $   8,807
                                                         ======================

                   The accompanying notes are an integral part of these consolidated financial statements.

                              L Q CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2006      2005       2004
                                                   ----      ----       ----
Net revenues ................................    $ 6,399    $  --      $  --
                                                 ------------------------------
Cost of goods sold: .........................      3,510       --         --
                                                 ------------------------------
Gross profit ................................      2,889       --         --
                                                 ------------------------------

Operating expenses:
     Selling, general and administrative
       expenses .............................      3,616        993        968
     Technical and engineering expenses .....      1,296       --         --
                                                 ------------------------------
       Total operating expenses .............      4,912        993        968
                                                 ------------------------------

Loss from operations ........................     (2,023)      (993)      (968)
Interest income .............................        109        233        148
Other income (expense), net .................       --            3        (27)
                                                 ------------------------------
Net loss ....................................    $(1,914)   $  (757)   $  (847)
                                                 ==============================
Net loss per share:
     Basic and diluted ......................    $ (0.60)   $ (0.24)   $ (0.26)
     Weighted average shares ................      3,214      3,214      3,232


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              L Q CORPORATION, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              For the Years Ended December 31, 2006, 2005 and 2004
                      (In thousands, except share amounts)

                                                                                          Accumulated
                                                                                            Other
                                    Common Stock             Additional                  Comprehensive                 Comprehensive
                              --------------------------      Paid-In       Accumulated     Income                         Income
                                 Shares        Amount         Capital         Deficit       (Loss)          Total          (Loss)
                              -----------    -----------     ----------     -----------  -------------   -----------   -------------
BALANCE AT
  DECEMBER 31, 2003            23,176,858    $        23    $   146,053    $  (138,663)   $       (79)   $     7,334
                              --------------------------------------------------------------------------------------
Effect of reverse/forward
  split                       (19,932,879)           (20)            20           --             --             --             --
Cancellation of common
  stock                           (29,571)          --              (67)          --             --              (67)          --
Cumulative translation
  adjustments                        --             --             --             --                1              1              1
Net loss                             --             --             --             (847)          --             (847)          (847)
                                                                                                                        -----------
Comprehensive loss                   --             --             --             --             --             --      $      (846)
                              -----------------------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 2004             3,214,408              3        146,006       (139,510)           (78)         6,421
                              --------------------------------------------------------------------------------------
Cumulative translation
  adjustments                        --             --             --             --              (13)           (13)           (13)
Net loss                             --             --             --             (757)          --             (757)          (757)
                                                                                                                        -----------
Comprehensive loss                   --             --             --             --             --             --      $      (770)
 ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 2005             3,214,408              3        146,006       (140,267)           (91)         5,651
                              --------------------------------------------------------------------------------------

Net loss and comprehensive
  loss                                                                          (1,914)                       (1,914)        (1,914)
                                                                                                                        -----------

                              -----------------------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 2006             3,214,408    $         3    $   146,006    $  (142,181)   $       (91)   $     3,737    $    (1,914)
 ----------------------------------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of the consolidated financial statements.

                              L Q CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                For the Years Ended December 31,
                                                --------------------------------
                                                  2006       2005       2004
                                                  ----       ----       ----
Cash flows from operating activities:
   Net loss .................................   $(1,914)   $  (757)   $  (847)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization ............       136       --         --
   Provision for doubtful accounts ..........        35       --         --
   Stock based compensation .................        21       --         --
Increase (decrease) in cash attributable to
  change in operating assets and liabilities:
   Accounts receivable ......................      (273)      --           28
   Inventories ..............................       152       --         --
   Other current assets .....................       (29)        44         61
   Accounts payable .........................     1,103       --         --
   Accrued expenses and other current
     liabilities ............................      (208)        64     (1,821)
                                                -----------------------------
Net cash used in operating activities .......      (977)      (649)    (2,579)
Cash flows from investing activities:
   Purchase of fixed assets .................      (227)       (24)      --
   Payment of security deposit ..............       (22)      --         --
   Reimbursement from Checkpoint ............        28       --         --
   Acquisition of ACPG ......................    (2,581)      --         --
                                                -----------------------------
Net cash used in investing activities .......    (2,802)       (24)      --

Cash flows from financing activities:
   Principal payments on capital lease ......       (17)      --         --
   Purchase of fractional shares ............      --         --          (67)
                                                -----------------------------
Net cash used in financing activities .......       (17)      --          (67)
Effect of exchange rates on cash and
  cash equivalents ..........................      --          (13)         1
Net decrease in cash and cash equivalents ...    (3,796)      (686)    (2,645)
Cash and cash equivalents, beginning
  of period .................................     5,746      6,432      9,077
                                                -----------------------------
Cash and cash equivalents, end of period ....   $ 1,950    $ 5,746    $ 6,432
                                                =============================

Supplemental Disclosures of non-cash
  investing and financing Activities:
Reduction in the estimated fair value of
  fixed assets required .....................   $   (14)    $ --
Decrease in Goodwill due to the adjustment
  of the estimated fair value of fixed
assets required .............................        14       --
Fixed assets acquired under capital
  lease obligation ..........................        85       --
Supplemental non-cash operating and
  financing activities in connection with
  Sielox, LLC acquisition:
    Accounts receivable .....................   $   --     $(1,097)      $ --
    Inventories .............................                 (855)        --
    Other current assets ....................                  (37)        --
    Property and equipment ..................                  (14)        --
    Goodwill ................................                 (667)        --
    Accrued expenses ........................                   89         --
    Due to Checkpoint, Inc. .................                2,581         --
    Acquisition costs .......................                 (308)        --
    Acquisition related accrued expenses ....                  308         --

                   The accompanying notes are an integral part of the consolidated financial statements.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

L Q Corporation, Inc. (the "Company") was incorporated in California as "Liquid Audio, Inc." in January 1996 and reincorporated in Delaware in April 1999. In July 1999, the Company completed its initial public offering of common stock. The Company's name was formally changed to "L Q Corporation, Inc." on January 7, 2004.

Through January 2003, the Company provided an open platform that enabled the digital delivery of media over the Internet.

From January 2003 until December 30, 2005, the Company did not operate any business and were settling our remaining claims and liabilities while reviewing alternatives for the use or disposition of the Company's remaining assets.

The Company's common stock is reported currently on the Over-the-Counter Bulletin Board. The Company's common stock was traded on the NASDAQ National Market, but was delisted on June 5, 2003. The market price per share of the Company's stock increased significantly following the implementation of the 1:250 reverse stock split and a 35:1 forward stock split effective as of June 8, 2004.

Checkpoint Acquisition

On September 8, 2005, the Company entered into a non-binding letter of intent with Checkpoint Systems, Inc. ("Checkpoint"), dated September 7, 2005, to acquire substantially all of the net assets of Checkpoint's Access Control Products Group ("ACPG") division. On October 26, 2005, the Company's Board of Directors approved the transaction and on November 4, 2005 the parties entered into an asset purchase agreement. On December 30, 2005, the Company and Checkpoint entered into an amendment to the asset purchase agreement to, among other things, extend the closing of the acquisition to January 5, 2006. On January 6, 2006, the newly formed, wholly-owned subsidiary of the Company, Sielox, LLC, ("Sielox"), completed the acquisition from Checkpoint of substantially all of the assets of the ACPG division, effective as of the close of business on December 30, 2005. The cash consideration for the transaction was approximately $2.6 million, subject to post-closing adjustments, an escrow, and related expenses estimated to be $0.3 million. The acquisition of the net assets of ACPG are not included in the consolidated statement of operations, for the year ended December 31, 2005, since the acquisition was effective as of the close of business on December 30, 2005.

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

SES Resources, Ltd.

On January 6, 2006, the Company's newly formed, wholly-owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. SES Resources, Ltd.'s assets consist primarily of various trademarks. It has been determined that these trademarks have a fair value of zero. Consideration given in exchange for these assets was a 19.5% share in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES' primary areas of specialization include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews); due diligence reviews; forensic accounting; anti-money laundering investigatory services consistent with the requirements of the Patriot Act; anti-counterfeiting and intellectual property protection; corporate health and wellness consultancy; emergency

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preparedness and contingency planning; executive staffing solutions; and education and government security training services.

The SES Advisory Panel serves the business with advice and identifies expert talent throughout the United States and internationally, to manage and staff client assignments. The Advisory Panel is in the process of formation and includes a senior executive service level agent from the U.S. Internal Revenue Service, and a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources and vice chaired by the former VP and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies. For additional information, please see the section entitled "Related Parties" below.

On May 10, 2006, the Board of Directors of the Company approved an amendment to the services agreement between Barington and the Company dated as of November 18, 2004 (as amended, the "Services Agreement"). Pursuant to the amendment, Barington will continue to provide certain administrative, accounting and other services on the Company's behalf for a fee of $10,000 per month and legal services on the Company's behalf at the Company's request for a fee of $175 per hour. The Company believes that the fees payable to Barington are less than those that would be charged in arm's length transactions between unaffiliated third parties. Additionally, on July 12, 2006, the Board of Directors of the Company approved another amendment to the Services Agreement to extend the terms of the Services Agreement until December 31, 2007. The Services Agreement was previously set to expire by its terms on June 30, 2006.

On September 15, 2006, Sielox, LLC ("Sielox") entered into a strategic alliance agreement with Costar Video Systems, LLC ("Costar"), a subsidiary of Dynabazaar, Inc. ("Dynabazaar"), dated as of September 15, 2006, pursuant to which the companies agreed to explore mutually beneficial opportunities to work together, including, without limitation, through a joint venture, joint sales or joint marketing arrangements, or other business arrangements or strategic alliance. Costar designs, sources 'and distributes video and imaging products for the security and industrial markets. Sielox and Costar are also parties to a distribution agreement, dated July 31, 2006, pursuant to which Sielox was appointed as an authorized distributor of certain products of Costar.

On October 20, 2006, James A. Mitarotonda delivered to the Secretary of the Company notice of his resignation as a director and Chairman of the Board of the Company, effective as of the close of business on October 23, 2006. Mr. Mitarotonda had no disagreements with the Company on any matter relating to the Company's operations, policies or practices, and resigned in order to ensure that he had adequate time to devote to his other professional responsibilities. On October 23, 2006, the Board of Directors of the Company appointed Steven Berns, a director of the Company, to serve as Chairman of the Board of the Company; effective as of the close of business on October 23, 2006. On October 23, 2006, the Board of Directors of the Company elected Dianne K. McKeever to serve as a director of the Company, effective as of the close of business on October 23, 2006.

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

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

The Company has incurred losses and negative cash flows from operations for every year since inception. For the year ended December 31, 2006, the Company incurred a net loss of approximately $1.9 million and negative cash flows from operations of approximately $1.0 million. As of December 31, 2006, the Company had an accumulated deficit of approximately $142.2 million. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the satisfaction of any potential legal judgments or settlements and the expenses associated with the operations of Sielox, LLC and SES. Such activities may have an impact on the Company's liquidity.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2006, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                2006       2005
                                                                ----       ----
       Cash and cash equivalents:
       Cash................................................    $   46    $ 2,644
       Money market funds..................................     1,904      3,102
                                                                ----------------
                                                               $1,950    $ 5,746
                                                               =================

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

Fair Value of Financial Instruments

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Accounts Receivable, Net

Accounts receivables are recorded at net realizable values. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments and for anticipated returns. The allowance is based on specific facts and circumstances surrounding individual customers as well as historical experience. Provisions for the losses on receivables and returns are charged to income to maintain the allowance at a level considered adequate to cover losses and future returns. Receivables are charged off against the reserve when they are deemed uncollectible and returns are charged off against the reserve when the actual returns are incurred. Per the asset purchase agreement, Checkpoint Systems, Inc. guaranteed collection of all acquired net receivables, as of December 31, 2005.

Inventories

Inventories are stated on the first-in, first-out method, at the lower of cost or market. A provision is made to reduce excess or obsolete inventories to their net realizable value.

Concentration of Suppliers

The Company purchased approximately 63% of its inventories from three suppliers during the year ended December 31, 2006. At December 31, 2006, these suppliers were approximately 63% of accounts payable.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements, and major renewals are capitalized. Depreciation generally is provided on a straight-line basis over the estimated useful lives of the assets. Machinery and equipment estimated useful lives range from three to five years. Leasehold improvements are amortized over the life of the lease. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included on the statements of operations.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), the Company reviews property and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. A loss is recognized on the statements of operations if it is determined that an impairment exists based on expected future undiscounted cash flows. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective December 31, 2001, intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Goodwill

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective December 31, 2001, goodwill is no longer being amortized. The Company tests goodwill for impairment on an annual basis, relying on a

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of fair value of the Company with its carrying value. If the carrying amount exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Accrued Warranty Costs

The Company provides product warranties for various products. The warranties vary in length depending on the product. The Company accrues warranty costs based on historical data of warranty transactions. Accrued warranties are reported under accrued expenses and other current liabilities at December 31, 2006, and 2005.

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

Shipping and Handling Costs

Amounts billed to a customer for shipping and handling are accounted for in revenues, and shipping and handling costs in cost of revenues.

Stock-Based Compensation ($ in thousands)

On January 1, 2006, the Company adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation (Revised)" ("SFAS No. 123(R)") This statement requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized, on a straight line basis, over the applicable vesting period. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if those estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option.

The Company recognized compensation expense of $21 in the Company's consolidated financial statements, all of which was for stock options. This amount includes compensation expense for stock options which were granted prior to January 1, 2006 but were not yet vested as of that date. Such compensation expense was estimated in

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with the provisions of SFAS No. 123(R). The compensation expense also includes the expense recognized for stock options granted subsequent to January 1, 2006. Such compensation expense was estimated based on the grant date fair value in accordance with provisions of SFAS No. 123(R). Compensation expense increased by $19 during the year ended December 31, 2006 as result of implementing SFAS No. 123 (R).

Consistent with the disclosure provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted for the years ended December 31, 2005 and 2004 to the pro forma amounts indicated below in thousands, except per share amounts.

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2005         2004
                                                             ----         ----

Net income (loss) - as reported ........................   $ (757)      $( 847)

   Deduct: Total stock-based employee compensation
     expense determined under fair-value-based
     method, net of tax effects ........................       18           54
                                                           -------------------
Net income (loss) - pro forma ..........................   $ (775)       $(901)
                                                           ===================
Basic and diluted net income (loss)
  per share - as reported ..............................    (0.24)       (0.26)
Basic and diluted net income (loss)
  per share - pro forma ................................   $(0.24)      $(0.28)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by the SFAS No. 123
(R) using the following assumptions:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2006       2005       2004
                                                     ----       ----       ----
Risk-free interest rate .......................      4.34%      3.53%      4.00%
Weighted-average expected life (in years) .....        10         10         10
Expected dividend yield .......................       0.0%       0.0%       0.0%
Expected stock price volatility ...............     19.16%     36.39%     36.39%

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2006       2005       2004
                                                     ----       ----       ----

Weighted-average fair value of options
  granted during the period ...................     $1.73      $1.85      $1.82
                                                    ===========================
Weighted-average fair value of purchase
  rights granted during the period ............     $--        $--        $--
                                                    ===========================

Net Loss Per Share

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                                   ---------------------------
                                                     2006      2005       2004
Numerator:
   Net loss ...................................    $(1,914)   $(757)     $(847)
                                                   ===========================
Denominator:
   Weighted-average shares ....................    3,214      3,214      3,232
                                                   ---------------------------
   Denominator for basic and diluted
     calculation ..............................    3,214      3,214      3,232
                                                   ===========================
Net income (loss) per share:
   Basic and diluted ..........................    $(0.60)    $(0.24)    $(0.26)
                                                   ============================

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                       Year Ended December 31,
                                                     --------------------------
                                                     2006       2005       2004
                                                     ----       ----       ----
Common stock options ..........................       185        350        361
Common stock warrants .........................       --         --         --

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

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement presentation for reporting total comprehensive income (loss) and its individual components. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income (loss) includes net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments and is displayed in the statement of stockholders' equity.

Segment Information ($ in thousands)

The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two operating segments. The following information related to revenues, net losses and total assets are the only measures used by chief operating decision makers of the Company to evaluate segment performance.

International revenues are based on the country in which the customer is located. The following is a summary of total net revenues by geographic area ($ in thousands):

                                                      Year Ended December 31,
                                                    --------------------------
                                                     2006      2005       2004
                                                     ----      ----       ----
Domestic ......................................     $6,399     $--        $--
International .................................        --       --         --
                                                    --------------------------
                                                    $6,399     $--        $--
                                                    ==========================

It is impractical for the Company to compute revenues by type of product and service for the years ended December 31, 2006, 2005 and 2004.

The following table represents total net revenues of each of the Company's reporting segments ($ in thousands):

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2006        2005      2004
                                                     ----        ----      ----
Sielox, LLC ...................................     $6,393       $--       $--
SES International Resources, Inc. .............          6
                                                    ------       ----      ----
Total .........................................     $6,399       $         $
                                                    ======       ====      ====

The following table represents the total loss of each of the Company's reporting segments ($ in thousands):

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2006       2005      2004
                                                     ----       ----      ----
Sielox, LLC ...................................     $(917)     $ --       $ --
SES International Resources, Inc. .............      (190)

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

General Corporate .............................      (807)      (757)      (847)
                                                    -------    -----      -----
Total .........................................     $(1,914)   $(757)     $(847)
                                                    =======    =====      =====

The following table represents the total assets of each of the Company's reporting segments ($ in thousands):

                                                        December 31,
                                                    ---------------------
                                                     2006          2005
                                                     ----          ----
Sielox, LLC ...................................     $3,295        $2,687
SES International Resources, Inc. .............          5            --
General Corporate .............................      1,996         6,120

Total .........................................     $5,296        $8,807
                                                    ======        ======

Substantially all of the Company's assets as of December 31, 2006, and 2005 were located in the United States.

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

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

November 15, 2006 with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB statement No. 115" ("SFAS 159"). This standard permits an entity to elect to measure many financial instruments and certain others items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurement." The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

                         NOTE 2. Business Acquisitions

ACPG Acquisition

On January 6, 2006 the Company acquired certain assets and assumed certain liabilities of the Access Control Products Group ("ACPG") division of Checkpoint Systems Inc. with an effective date as of the close of business on December 30, 2005. The Company is a former public shell which had no operations. ACPG was acquired in order for the Company to have an operating business. The aggregate purchase price including acquisition costs of approximately $0.3 million was approximately $2.9 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

                           December 31, 2005                          Amount
                           -----------------                      -------------
                                                                  (In thousands)
       Accounts receivable..............................             $ 1,097
       Inventories                                                       855
       Proprietary Technology                                            449
       Customer Relationships...........................                  72
       Goodwill.........................................                 464
       Other assets.....................................                  37
                                                                     -------
       Total assets acquired............................             $ 2,974
       Current liabilities..............................                (89)
                                                                     -------
       Net assets acquired..............................             $ 2,885
                                                                     =======

Goodwill and intangible assets arose from the ACPG acquisition. The aggregate of the purchase price plus acquisition costs of approximately $2,900 exceeded the fair market value for all identifiable net assets. An independent appraisal was conducted of all tangible and intangible assets (including, but not limited to, inventory, fixed assets, developed software, hardware designs, customer lists, patents, trademarks and trade names, etc.) received as a result of the acquisition of ACPG. The results of this appraisal gave rise to, among other things, goodwill. Goodwill of approximately $464 and intangible assets of approximately $521 were recorded, net of purchase price adjustments based on the independent appraisal. Based on the results of the independent appraisal on the intangible assets acquired, the Company booked amortization of $61 which was charged to operations for the year ended December 31, 2006.

The following unaudited pro forma information presents results of operations of L Q Corporation, Inc. as if the acquisition of ACPG occurred as of January 1, 2004. Although prepared on a basis consistent with L Q Corporation, Inc. consolidated financial statements, these unaudited pro forma results do not purport to be

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                    NOTE 2. Business Acquisitions (Continued)

indicative of the actual results of operations of the combined companies which would have been achieved had these events occurred at the beginning of the periods presented nor are they indicative of future results. ($ in thousands)

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2005          2004
                                                          --------      --------
Net sales .............................................   $ 6,390       $ 6,560
Cost of goods sold ....................................    (3,681)       (3,549)
                                                          ---------------------
Gross profit ..........................................     2,709         3,011
General and administrative expenses ...................     4,734         5,370
                                                          ---------------------
Net loss from operations ..............................    (2,025)       (2,359)
Interest income .......................................       236           148
Pro forma adjustment to interest income ...............      (161)(A)   (34) (A)
Proforma adjustment for amortization of intangible
  assets acquired .....................................       (61)          (61)
                                                          ---------------------
Other income (expense), net ...........................       (12)          (27)
                                                          ---------------------
Net income (loss) .....................................   $(2,023)      $(2,333)
                                                          =====================
Net income (loss) per share - as reported .............   $ (0.24)      $ (0.26)
Net income (loss) per share - pro forma ...............   $ (0.63)      $ (0.72)
Weighted-average shares ...............................     3,214         3,232

                            NOTE 3. Related Parties

In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington Capital Group, LP ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our former Chairman and former Chief Executive Officer. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is Senior Managing Director and the Chief Operating Officer of Barington. Dianne K. McKeever, a research analyst at Barington, serves as one of our directors, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington.

From April 2003 through May 16, 2004, we paid Barington a monthly fee of $7,290 to perform certain administrative and accounting services on our behalf. We entered into a new services agreement with Barington dated as of November 18, 2004, which ran through June 30, 2006. Under this agreement, we agreed to pay Barington $8,000 per month for providing certain administrative, accounting and other services on our behalf and a fee of $125 per hour for any legal services provided by Barington at our request. We also agreed that in the event Barington identifies for us at our request a business transaction such as a merger, acquisition or joint venture, and provides us with financial consulting services in connection with such business transaction, we will pay Barington a fee of two percent of the amount of the consideration paid in the transaction. In connection with the agreement, we granted to Barington or its designees stock options to purchase 56,000 shares of our Common Stock. The options are fully exercisable and were granted with an exercise price per share equal to $1.82, the fair market value of our Common Stock on the grant date. The option grant was reported in a Form 4 filed by Mr. Mitarotonda with the SEC on November 18, 2004, pending designation of the stock option recipients among Mr. Mitarotonda and other designees of Barington. On April 14, 2005, Barington designated Mr. Mitarotonda as a recipient of stock options to purchase 37,000 shares of the Common Stock.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                       NOTE 3. Related Parties (Continued)

We entered into an amended services agreement with Barington dated as of January 1, 2005. Under the amended agreement, Barington was to be paid a fee of $15,000 per month for performing certain administrative, accounting and other services on our behalf and a fee of $175 an hour for providing any legal services on our behalf at our request.

As of May 10, 2006, the Board of Directors of the Company approved an amendment to the services agreement between Barington and the Company dated as of November 18, 2004. Pursuant to the amendment, Barington will continue to provide certain administrative, accounting and other services on our behalf for a fee of $10,000 per month and legal services on our behalf at our request for a fee of $175 per hour. Additionally, on July 12, 2006, the Board of Directors of the Company approved another amendment to the services agreement to extend the terms of the agreement until December 31, 2007. The agreement was previously set to expire by its terms on June 30, 2006.

SES Resources is a minority shareholder of SES with 19.5% of the SES equity. Mr. Bradley Schnur, one of the shareholders of the SES Resources, is serving as President of SES. Two of the other SES Resources shareholders may become members of the SES Advisory Panel in the future. Mr. Dennis Schnur, the remaining shareholder of SES Resources, is Mr. B. Schnur's father and also serves as Chairman of the SES Advisory Panel. Mr. Cassetta serves as Vice Chairman of the SES Advisory Panel. As described above, Mr. Cassetta is presently the Senior Managing Director and Chief Operating Officer of Barington. As remuneration for their duties, Mr. D. Schnur and Mr. Cassetta, as well as other SES Advisory Panel members, may receive remuneration fees in connection with the gross profit earned by SES. In connection with the Acquisitions, Barington served as a transaction advisor and received a fee of approximately $60,000 in January 2006. Such amount was approved by our independent directors at a meeting of our Board of Directors on October 26, 2005.

With respect to our merger with Dynabazaar, Barington and a group of other investors which have joined with Barington in the filing of a statement on
Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and us. Pursuant to a separate letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders. Mr. Mitarotonda is a director of Dynabazaar and its President and Chief Executive Officer. Mr. Cassetta is the Chief Executive Officer of Costar Video Systems, LLC, a subsidiary of Dynabazaar.

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to the Company's CEO, William Fox, during 2006.

In connection with the Company's acquisitions of ACPG and SES, fees of approximately $60,000 were paid to Barington for serving as a transaction advisor, during 2006.

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

                        NOTE 4. Balance Sheet Components

Inventories, Net

The components of inventories at December 31, 2006 and 2005 are as follows ($ in thousands):

                     L Q CORPORATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Balance Sheet Components Financial Statements

                  NOTE 4. Balance Sheet Components (Continued)

                             2006        2005
                             ----       -----
Finished goods........       $541       $ 581
Raw materials ........        162         274
                             ----       -----
                             $703       $ 855
                             ====       =====

Fixed Assets, Net

At December 31, 2006 and 2005, fixed assets, net consists of the following ($ in thousands):

                                              2006               2005
                                              ----               ----
Furniture, fixtures and equipment             $153                $14
Computer equipment                              75
Leasehold improvements                          84
                                              ----                ---
                                               312                 14

Less accumulated depreciation
  and amortization                             75
                                              ----                ---
                                              $237                $14
                                              ====

Goodwill and Intangible Assets, Net:

The intangible assets acquired as result of the ACPG acquisition have been adjusted as of December 31, 2006, from December 31, 2005 as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets, acquired, and post closing adjustments to the purchase price. The components of intangible assets acquired as a result of the ACPG acquisition are as follows ($ in thousands):

                                                                    December 31,                    December 31
                                                                       2006                             2005
                                                         ------------------------------   ------------------------------
                                                         Gross Carrying    Accumulated    Gross Carrying     Accumulated
                                                             Amount        Amortization       Amount        Amortization
                                                         --------------    ------------   --------------    ------------
Amortized intangible assets
      Proprietary Technology .........................        $449             $ 56             $ --             $--
      Existing Customer Relationships ................          72                5               --              --
                                                              ----             ----             ----             ---
         Total .......................................         521             $ 61               --             $--

Unamortized intangible assets
         Goodwill ....................................         464                               999
                                                              ----                              ----
         Total .......................................        $985                              $999
                                                              ----                              ----

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  NOTE 4. Balance Sheet Components (Continued)

Amortization expense for the year ended December 31, 2006 was $61.

As the intangible assets acquired in connection with the ACPG acquisition were acquired with an effective date of December 31, 2005, there was no amortization expense for the year ended December 31, 2005. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $61.

All intangible assets of the Company are attributable to the Sielox, LLC reporting segment and the weighted average amortization for the Company's intangible assets is 9 years. The estimated useful life for Proprietary Technology and Existing Relationships is 8 and 15 years, respectively.

Due to Checkpoint

Amounts due to Checkpoint are the result of consideration due from the acquisition of ACPG by Sielox, LLC. These amounts were paid on January 6, 2006.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

                                                                  December 31,
                                                                ---------------
                                                                 2006      2005
                                                                 ----      ----
       Accrued expenses and other current liabilities:
          Consulting and professional services                  $182      $ 486
          Commissions                                             78
          Royalties.........................................      29
          Warranty reserve..................................      10         25
          Other.............................................      89         64
                                                               ----------------
                                                               $ 388      $ 575
                                                               ================

                              NOTE 5. Common Stock

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

                   NOTE 6. Preferred Stock Rights Agreements

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

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                               NOTE 7. Income Tax

Deferred taxes are comprised of the following ($ in thousands):

                                                                December 31,
                                                            ------------------
                                                               2006       2005
                                                               ----       ----
       Deferred tax assets
       Net operating loss and tax credit carryforwards      $ 9,653    $ 8,785
          Depreciation and amortization                          37         41
                                                            ------------------
          Total deferred tax assets                          9,690       8,826
          Less: Valuation allowance                         (9,690)     (8,826)
                                                            -------------------
       Total deferred tax assets                            $  --      $   --
                                                            ===================

At December 31, 2006, the Company had approximately $20.89 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards expire beginning in 2013. At December 31, 2006, the Company had approximately $2.0 million of federal and state research and development tax credit carryforwards available to offset future taxes. The federal tax credit carryforward expire in varying amounts beginning in 2011. The California tax credit carryforward can be carried forward indefinitely.

The total net operating loss carry-forwards ("NOL") of $138.0 million has been reduced, for financial reporting purposes by $117.2 million for federal and $48.9 million for state, which is unlikely ever to be utilized due to the application of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOL's therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

The Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its total deferred tax assets at December 31, 2006 and 2005. The valuation allowance increased by approximately $864,000 and $125,000 in the year ended December 31, 2006, and 2005 respectively.

                      NOTE 8. Commitments and Contingencies

Obligations Under Capital Leases:

The Company leases certain equipment under a capital lease expiring in 2009. The assets and liabilities under that capital lease are recorded at the lower of the present value of the minimum payments or the fair value of the assets. The assets are amortized over their estimated useful lives. Amortization of assets under capital lease is included in depreciation and amortization expense for the year ended December 31, 2006.

At December 31, 2006 and 2005, fixed assets included $85 and $0 respectively, and accumulated amortization included $21 and $0 , respectively, related to assets recorded under the capital lease.

Aggregate future minimum lease payments at December 31, 2006 are as follows:

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                NOTE 8. Commitments and Contingencies (Continued)

December 31,

2007                                         $34
2008                                          34
2009                                          11
                                             ---
Total future minimum lease payments           79
Amount representing interest                  11
                                             ---
Present value of future minimum
  lease payments                              68
  less current portion                        27
                                             ---
  long-term portion                          $41
                                             ===

Rent expense consists of the following ($ in thousands):

                                                    Year Ended December 31,
                                              ----------------------------------
                                              2006           2005           2004
                                              ----           ----           ----
       Rent expense ......................    $ 96           $ 10           $532

Operating Lease Agreements

The Company entered into a lease agreement on January 27, 2006, for the period April 1, 2006 through February 28, 2011, for office space. Future minimum annual rental payments under this non cancelable lease are approximately as follows:

Year Ending December 31,

        2007       $87,000

        2008       91,000

        2009       91,000

        2010       91,000

        2011       23,000
                 --------
                 $383,000
                 ========

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

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                NOTE 8. Commitments and Contingencies (Continued)

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

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased the common stock of the Company between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the initial public offering solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with the Company's initial public offering which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or the Company. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against the Company under Section 10(b) of the Securities Exchange Act of 1934, as amended. As a result, the only claims that remain against the Company are those arising under Section 11 of the Securities Act of 1933, as amended. The Company has entered into an agreement-in-principle to settle the remaining claims in the litigation. The proposed settlement will result in a dismissal with prejudice of all claims and will include a release of all claims that were brought or could have been brought against the Company and its present and former directors and officers. It is anticipated that any payment to the plaintiff class and their counsel will be funded by the Company's directors' and officers' liability insurance and that no direct payment will be made by the Company. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, LQ Corporation and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against LQ Corporation and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                NOTE 8. Commitments and Contingencies (Continued)

of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. The plaintiffs have filed a petition seeking rehearing of the Second Circuit's class certification ruling, and the District Court has ordered that all activity in the consolidated proceeding before it, including consideration of the proposed settlement, will be stayed pending the ruling on whether to entertain the petition for rehearing. Dynabazaar was not party to one of the test cases, and it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

               NOTE 9. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the periods shown:

                                                                          For the Three Months Ended
                                               ------------------------------------------------------------------------------------
                                               March       June       Sept.      Dec.      March       June      Sept.       Dec.
                                                 31,        30,        30,        31,        31,        30,       30,         31,
                                                2006       2006       2006       2006       2005       2005      2005        2005
                                                ----       ----       ----       ----       ----       ----      ----        ----
                                                       (in thousands, except per share and weighted-average share amounts)

Net revenue                                    $ 1,533    $ 1,669    $ 1,658    $ 1,539    $  --      $  --      $  --      $  --
Gross profit (loss)                                677        754        698        760       --         --         --         --
Net loss                                          (516)      (354)      (592)      (452)      (112)      (192)      (166)      (287)
Net loss per share, basic and diluted             (.16)      (.11)      (.18)      (.14)      (.03)      (.06)      (.05)      (.09)
Weighted-average shares used in per share
   calculation                                   3,214      3,214      3,214      3,214      3,214      3,214      3,214      3,214

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                      NOTE 10. Reverse/Forward Stock Split

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

                           NOTE 11. Employee Benefits

Stock Option Plans

In September 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan"), which initially provided for the granting of up to 1,144,000 incentive stock options and nonqualified stock options. In August 1997, October 1998 and April 1999, an additional 441,000, 88,000 and 1,600,000 shares, respectively, were authorized for grants under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees of the Company and nonqualified stock options and stock purchase rights may be granted to consultants, employees, directors and officers of the Company. Options granted under the 1996 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the 1996 Plan generally vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted to stockholders who own greater than 10% of the outstanding stock must be for periods not to exceed five years and must be issued at prices not less that 110% of the estimated fair market value of the stock on the date of grant as determined by the Board of Directors. In April 1999, the 1996 Plan was also amended to provide for annual increases on January 1 equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. For the year ended December 31, 2006, approximately 123,000 options were granted under the 1996 plan.

In April 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), which provided for the granting of up to 500,000 nonqualified stock options. Under the 2000 Plan, stock options may be granted to employees of the Company. Options granted under the 2000 Plan are for periods not to exceed ten years, and are issued at prices determined by the Board of Directors or any of its committees. Options granted under the 2000 Plan vest at terms and conditions determined by the Board of Directors or any of its committees. Options granted for the year ended December 31, 2000 vest 25% after the first year and then 2.083% each month thereafter until 100% vested. Options granted for the year ended December 31, 2001 vest 2.083% each month until 100% vested. No options were granted under the 2000 Plan for the year ended December 31, 2006 and 2005, respectively.

The following table summarizes stock option activity under the plans (shares in thousands):

                                                 Options
                                                Available               Weighted
                                                for Grant     Shares   Per Share
                                                ---------     ------   ---------
Balance at December 31, 2003                      4,187        1,368     $0.29

Options granted                                    (188)         188      1.82

Options exercised                                  --           --        --

Options canceled                                  1,195       (1,195)     0.29
                                                  -----       ------     -----

Balance at  December 31, 2004                     5,194          361      1.93

Options granted                                      (6)           6      1.85

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                     NOTE 11. Employee Benefits (Continued)

Options exercised

Options canceled                                     17          (17)     1.93
                                                  ----------------------------
Balance at December 31, 2005                      5,205          350      1.93

Options granted                                    (123)         123      1.73

Options exercised

Options canceled                                    289         (289)     1.90
                                                  ----------------------------
Balance at  December 1, 2006                      5,371          184     $1.82
                                                  ============================

The following table summarizes information concerning outstanding and exercisable options for all the stock option plans as of December 31, 2006 (shares in thousands):

                                      Options Outstanding               Options Vested and Exercisable
                           ---------------------------------------------------------------------------
                                           Weighted-
                                            Average       Weighted-                        Weighted-
                                           Remaining       Average                         Average
                              Number      Contractual   Exercise Price      Number      Exercise Price
Range of Exercise Price    Outstanding    Life (Years)     Per Share      Outstanding     Per Share
-----------------------    -----------    ------------  --------------    -----------   --------------
       $0.79                     4            5.8            $0.79              4            $0.79
       $2.07                    46            6.3             2.07             46            $2.07
       $1.82                    47            7.9             1.82             47            $1.82
       $1.85                     4            8.8             1.85              2            $1.85
       $1.73                    83            9.0            $1.73            --             $1.73
                               -------------------------------------------------------------------
                               184            7.9            $1.82             99            $1.89
                               ===================================================================

Employee Stock Purchase Plan

In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On January 1, each year, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                     NOTE 11. Employee Benefits (Continued)

offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan was 34,940. No shares of Common Stock were issued under the Purchase Plan in 2006 and 2005 respectively.

Note 12. Subsequent Events

On January 5, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Dynabazaar and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"), which Merger Agreement was amended and restated on February 26, 2007 (the "Amended and Restated Merger Agreement"). The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, LMC will merge with and into the Company, with the Company continuing as the surviving corporation and our wholly-owned subsidiary.

Under the terms of the Amended and Restated Merger Agreement, the Company's stockholders will receive 3.68 shares of Dynabazaar common stock for each share of the Company's common stock they hold. Upon completion of the merger, the Company's stockholders will hold approximately 34% of the combined company and our stockholders will hold approximately 66% of the combined company on a fully-diluted basis. It is anticipated that the combined company's shares will continue to trade on the Over-The-Counter Bulletin Board.

Both the Company's and Dynabazaar's Board of Directors approved the Amended and Restated Merger Agreement in accordance with the recommendation of the special committees of independent directors formed by the Board of Directors of each company to evaluate the transaction.

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the first half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      L Q CORPORATION, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of valuation and qualifying accounts for the periods shown: ( $ in thousands )

                                                   Balance at                               Balance
                                                   Beginning     Charged to                at End of
Description                                        of Period     Operations   Deductions    Period
-----------                                        ---------     ----------   ----------    ------
Year ended December 31, 2004:
     Allowance for doubtful accounts                 $ --          $ --          $--         $ --
     Deferred tax asset valuation allowance           8,543           158         --          8,701
Year ended December 31, 2005:
     Allowance for doubtful accounts                   --            --           --           --
     Deferred tax asset valuation allowance           8,701           125         --          8,826
Year ended December 31, 2006
     Allowance for doubtful accounts                   --              35         --             35
     Deferred tax asset valuation allowance          $8,826        $  864        $--         $9,690

                                  EXHIBIT INDEX

2.1 Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of November 4, 2005(1)

2.2 Asset Purchase Agreement between S.E.S. Resources, Ltd. and SES Resources International, Inc. dated as of December 30, 2005(1)

2.3 First Amendment to the Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of December 30, 2005(1)

2.4 Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of January 5, 2007(2)

2.5   Letter Agreement dated January 5, 2007(2)

2.6 Amended and Restated Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of February 26, 2007(3)

2.7   Letter Agreement dated February 26, 2007(3)

3.1   Certificate of Incorporation as currently in effect(4)

3.2   Bylaws as currently in effect(5)

4.2   Form of Specimen Stock Certificate(6)

4.3   Second Amended and Restated Investor Rights Agreement dated July 31,
      1998(6)

10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers(6)

10.2  1996 Equity Incentive Plan(6)+

10.3  1999 Employee Stock Purchase Plan(6)+

10.4  Summary Plan Description of 401(K) Plan(6)+

10.5  2000 Nonstatutory Stock Option Plan(5)+

10.6  Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003(7)

10.7 Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004(8)

10.8 Administrative Services Agreement with Barington Capital Group, L.P. dated as of November 18, 2004(9)

10.9 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of January 1, 2005(9)

10.10 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of May 10, 2006(10)

10.11 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of July 12, 2006*

21.1  Subsidiaries of L Q Corporation, Inc.*

23.1  Consent of Rothstein Kass & Company, PC*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith.

+ Management contracts and compensation plans and arrangements.

----------
(1) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 10, 2006.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

(4) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005.

(5) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(6) Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto, Registration No. 333-77707, filed with the Securities and Exchange Commission on May 4, 1999 and declared effective July 8, 1999.

(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

(8) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(9) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

(10) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

                                               L Q CORPORATION, INC.

                                               By: /s/ Sebastian Cassetta
                                                   -----------------------------
                                                   Sebastian Cassetta
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature           Title                            Date
            ---------           -----                            ----

/s/ Sebastian Cassetta          Chief Executive Officer          April 2, 2007
---------------------------     (Principal Executive Officer)
Sebastian Cassetta

/s/ Melvyn Brunt                Chief Financial Officer          April 2, 2007
---------------------------     (Principal Financial and
Melvyn Brunt                    Accounting Officer)

/s/ Steven Berns                Director and Chairman of         April 2, 2007
---------------------------     the Board
Steven Berns

/s/ Stephen Liguori             Director                         April 2, 2007
---------------------------
Stephen Liguori

/s/ Dianne K. McKeever          Director                         April 2, 2007
---------------------------
Dianne K. McKeever

/s/ Michael A. McManus, Jr.     Director                         April 2, 2007
---------------------------
Michael A. McManus, Jr.