Form 10-K/A
period 2006-12-31
LQ CORP INC
filed 2007-04-30
CIK 1016613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                   FORM 10-K/A
                                 Amendment No. 1


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006


                                       OR


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

       Registrant's telephone number, including area code: (212) 974-5730

           Securities Registered pursuant to Section 12(b) of the Act:

    Title of Each Class            Name of Each Exchange on Which Registered
---------------------------    -------------------------------------------------
           None                                        None

           Securities Registered pursuant to Section 12(g) of the Act:

               -------------------------------------------------

                         Common Stock, $0.001 par value


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


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.


================================================================================

L Q Corporation, Inc. (the "Company") hereby amends and restates in its entirety the items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Original Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007 set forth in this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A to the Original Form 10-K does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

                              L Q CORPORATION, INC.
                                   FORM 10-K/A


                      For the Year Ended December 31, 2006


                                                                            Page

Part III

Item 10.   Directors, Executive Officers and Corporate Governance             2
Item 11.   Executive Compensation                                             5
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related                                      12
           Stockholders Matters

Item 13.   Certain Relationships and Related Transactions;
             Director Independence                                           15
Item 14.   Principal Accountant Fees and Services                            17

Part IV

Item 15.   Exhibits and Financial Statement Schedules                        18

Signatures                                                                   20

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


Directors

Our board of directors is currently comprised of five (5) members, namely, Sebastian Cassetta, Steven Berns, Stephen Liguori, Dianne K. McKeever and Michael A. McManus, Jr.

Set forth below is certain information regarding our directors:

     Name                             Age     Position with the Company                            Director Since
     ------------------------------   ---     ------------------------------------------------     --------------
     Sebastian Cassetta............   57      President, Chief Executive Officer and Director            2006
     Steven Berns..................   42      Chairman of the Board of Directors (1)(2)                  2004
     Stephen Liguori...............   50      Director (1)(3)                                            2004
     Dianne K. McKeever............   28      Director                                                   2006
     Michael A. McManus, Jr........   63      Director (1)(2)(3)                                         2003

    (1)   Member of Audit Committee
    (2)   Member of Nominating and Corporate Governance Committee
    (3)   Member of Compensation Committee

Mr. Cassetta has served as a director and as our President and Chief Executive Officer since May 2006. He has also served as the President and Chief Executive Officer of Dynabazaar, Inc. (OTCBB:FAIM.OB) since April 2007 and as the Chief Executive Officer of Costar Video Systems, LLC ("Costar"), a wholly owned subsidiary of Dynabazaar, since June 2006. Costar designs, sources and distributes video and imaging products for the security and industrial markets. Mr. Cassetta served as the Chairman and Chief Executive Officer of SmartServ Online, Inc., a company specializing in the delivery of content to desktop and wireless devices, from August 1992 to July 2003. Prior to that, he was the President of Burns and Roe Securacom Inc., a company specializing in engineering and large-scale systems integration, and a director and vice president of Brinks Inc., an international security company. Mr. Cassetta is a former Special Assistant to New York Governor and Vice President Nelson A. Rockefeller. He currently serves as a Senior Managing Director and the Chief Operating Officer of Barington Capital Group, L.P. ("Barington"), a position he has held since August 2003.

Mr. Liguori has served as one of our directors since October 2004. Since April 2005, he has been a Senior Vice President and Chief Marketing Officer of GE Money Americas, a division of General Electric Company (NYSE:GE). From January 2001 until January 2005, Mr. Liguori was a Managing Director and the Chief Retail Marketing Officer of Morgan Stanley's Individual Investor Group, a group that provides investment products and services for individuals. From June 2000 to October 2000, Mr. Liguori was the head of Citibank North America's E-Consumer Division and from June 1998 to June 2000, was a Business Manager at Citibank, N.A. Before joining Citibank, Mr. Liguori worked in general management and strategic marketing with the Kraft/Phillip Morris organization (NYSE:KFT) and Pepsico (NYSE:PEP).

Mr. Berns has served as a Director since October 2004 and as Chairman of the Board since October 2006. He has been President, Chief Financial Officer and Director of MDC Partners Inc. (NASDAQ:MDCA) since November 2005. From September 2004 to November 2005, Mr. Berns served as Vice Chairman and Executive Vice President of MDC Partners Inc. Prior to that, Mr. Berns was the Senior Vice President and Treasurer of The Interpublic Group of Companies, Inc., an organization of advertising agencies and marketing services companies from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns is a Certified Public Accountant. He has served as a Director and member of the Audit and Compensation Committees for LivePerson, Inc. since April 2002.

Ms. McKeever has served as one of our directors since October 2006. Since October 2001, she has been a research analyst at Barington. Ms. McKeever graduated from New York University's College of Arts and Science with a Bachelor of Science degree in Chemistry, and from Stevens Institute of Technology with a Bachelor of Engineering degree in Chemical Engineering.

Mr. McManus has served as one of our directors since April 2003. Mr. McManus has been President and Chief Executive Officer of Misonix, Inc. (NASDAQ:MSON), a medical device company, since November 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of American Home Mortgage Holdings, Inc. (NYSE:AMH), A. Schulman, Inc. (NASDAQ:SHLM) and Novavax, Inc. (NASDAQ:NVAX). He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

Executive Officers

Set forth below is certain information regarding our executive officers:

     Name                             Age     Position with the Company                            Held Office Since
     ------------------------------   ---     ------------------------------------------------     -----------------
     Sebastian Cassetta............   57      President, Chief Executive Officer and Director            2006
     Melvyn Brunt..................   63      Chief Financial Officer and Secretary                      2003
     Karen Evans...................   48      President of Sielox, Inc.                                  2006
     Bradley Schnur................   34      President of SES Resources International, Inc.             2006

Mr. Cassetta's biographical information is detailed above. Mr. Cassetta has served as our President and Chief Executive Officer since May 2006, replacing William J. Fox who resigned as President and Chief Executive Officer and from the Board of Directors during that same month.

Mr. Brunt has served as our Chief Financial Officer and Secretary since April 2003. He has also served as Chief Financial Officer to Barington since January 2002 and as Chief Financial Officer and Secretary to Dynabazaar, Inc. (OTCBB:FAIM.OB) since January 2004. In addition, from January 2002 to May 2004, he served as Chief Financial Officer and Secretary to MM Companies, Inc., now known as George Foreman Enterprises, Inc. (PNK:GFME.PK). From 1985 to 2001, Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co., an international freight forwarding company. From 1996 to 2001, Mr. Brunt was President of Air Mar, Inc. and a Director of TCX International Inc. Both of those companies provided logistics support services to a wide variety of importing and exporting companies.

Ms. Evans has served as the President of Sielox, LLC since January 2006. Prior to that, she was the National/International Sales Manager of the Access Control Products Group at Checkpoint Systems Inc. from June 2003 until January 2006. From 1991 until June 2003, Ms. Evans was a regional sales manager at Checkpoint where she had the opportunity to manage every territory in the U.S. and Canada except for the West Coast of the United States.

Mr. Schnur has served as the President of SES Resources International, Inc. ("SES") since January 2006. Mr. Schnur is a practicing attorney and has maintained his own private law practice since November 2002. From November 1998 until November 2002, Mr. Schnur was the associate general counsel of Arnell Group, an advertising, branding and marketing agency owned by the Omnicom Group of companies. Prior to that, Mr. Schnur served as an Assistant District Attorney with the Brooklyn (NY) District Attorney's Office. Mr. Schnur is the

General Counsel of the Federal Drug Agents Foundation and co-founder of the Police Foundation of Nassau County (NY).

Each officer is elected by, and serves at the discretion of, the Board. Each of our officers and directors devote the amount of time necessary to discharge their duties to the Company.

There are no family relationships between any of our directors or executive officers.

Audit Committee

The Company has a separately-designated standing Audit Committee, which currently consists of Steven Berns (Chairman), Steve Liguori and Michael McManus. The Board has determined that each member of the Audit Committee is "independent" under the Nasdaq's listing standards and the applicable rules of the SEC, that each member of the Audit Committee is "financially literate" under the Nasdaq's listing standards and that Mr. Berns qualifies as an Audit Committee Financial Expert under the applicable rules of the SEC.

The Audit Committee hires our independent accountants and is charged with the responsibility of overseeing our financial reporting process. In the course of performing its functions, the Audit Committee reviews, with management and the independent accountants, our internal accounting controls, the annual financial statements, the report and recommendations of the independent accountants, the scope of the audit and the qualifications and independence of the auditors. A copy of the Audit Committee charter is available upon request to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY, 10019, Attn: Secretary.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Michael McManus (Chairman) and Steven Berns. The Board has determined that each member is independent under the Nasdaq's listing standards. The Committee is responsible for identifying individuals who are qualified to become directors, recommending nominees for membership on the Board and committees of the Board, promulgating minimum qualifications that it believes must be met by director nominees, establishing policies for considering director candidates recommended by stockholders, implementing procedures for stockholders in submitting recommendations for director candidates and developing and recommending to the Board corporate governance guidelines.

The Committee has established the following minimum qualifications for prospective nominees: (1) high accomplishments in his or her respective field, with superior credentials and recognition, (2) if applicable, a demonstrated history of actively contributing at board meetings, (3) high personal and professional integrity, exceptional ability and judgment, and effectiveness, in conjunction with the other nominees to the Board, in serving the long-term interests of the stockholders and (4) sufficient time and availability to devote to the affairs of the Company, particularly in light of the number of boards on which the nominee may serve. In addition, the Committee may consider a variety of other qualities and skills, including whether the nominee has direct experience in the industry or in the markets in which we operate and the definition of independence within the meaning of Rule 4200 of the Nasdaq listing standards. Nominees must also meet any applicable requirements of the SEC's regulations, state law and our charter and by-laws.

The Committee has established a process for identifying and evaluating nominees for director. The Committee may solicit recommendations from any or all of the following sources: non-management directors, the Chief Executive Officer, other executive officers, third-party search firms or any other source it deems appropriate. The Committee will then, without regard to the source of the initial recommendation of such proposed director candidate, review and evaluate the qualifications of any such proposed director candidate, and conduct inquiries it deems appropriate. Upon identifying individuals qualified to become members of the Board, consistent with the minimum qualifications and other criteria approved by the Board from time to time, and provided that we are not legally required to provide third parties with the ability to nominate individuals for election as a member of the Board, the Committee will then recommend that the Board select the director nominees for election at each annual meeting of stockholders.

The Committee will consider director candidates recommended by our stockholders. A stockholder wishing to propose a nominee should submit a recommendation in writing to our Secretary at least 120 days before the mailing date for proxy material applicable to the annual meeting for which such nomination is proposed for submission, setting forth, among other things required by the Committee's charter, (i) the name, age, business address and, if known, residence address of each nominee, (ii) the principal occupation or employment of each such nominee for the past five years, (iii) the consent of the proposed director candidate to be named in the proxy statement relating to our annual meeting of stockholders and to serve as a director if elected at such annual meeting and (iv) any additional information regarding director nominees pursuant to the rules of the SEC. The Committee anticipates that it would use these sources as well as stockholder recommendations to identify candidates in the future.

Copies of the Nominating and Corporate Governance Committee charter and the Corporate Governance Guidelines are available upon request to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019 Attn: Secretary.

Compensation Committee

The Compensation Committee currently consists of Stephen Liguori (Chairman) and Michael McManus. The Board has determined that each member is independent under the Nasdaq's listing standards. The Compensation Committee sets the compensation of our Chief Executive Officer and other senior executives, administers our stock option plans and executive compensation programs, determines eligibility for, and awards under, such plans and programs, and makes recommendations to the Board with regard to the adoption of new employee benefit plans, stock option plans and executive compensation plans. A copy of the Compensation Committee charter is available upon request to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY 10019 Attn: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3, 4, 5 and amendments thereto furnished to us and certain representations made to us, we believe that during the fiscal year ended December 31, 2006 all reports required by Section 16(a) to be filed by our officers, directors and 10% beneficial owners were filed on a timely basis, except that, due to administrative oversight, Ms. McKeever and Mr. Cassetta did not timely file their respective Forms 3 upon becoming directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, senior management and certain other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge, upon request. Requests for a copy of the Code of Business Conduct and Ethics may be made in writing to the following address: L Q Corporation, Inc., 888 Seventh Avenue, 17th Floor, New York, NY, 10019, Attn:
Secretary.


ITEM 11. EXECUTIVE COMPENSATION


Compensation Discussion and Analysis

We compensate our executive management through a combination of base salaries, merit based performance bonuses and long-term equity compensation. Our executive compensation is structured to align management's incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

      o Our executive compensation should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable compensation that is dependent upon the successful achievement of corporate and individual performance goals.

      o A portion of each executive's total compensation should be comprised of long-term compensation to focus management on the long-term interests of shareholders.

      o An appropriately balanced mix of incentive cash and equity-based compensation aligns the interests of our executives with that of our shareholders. The equity-based component promotes a continuing focus on building profitability and shareowner value.

      o Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depends.

A core principle of our executive compensation is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain qualified key executives. Our compensation program is structured so that it is related to our stock performance and other factors, direct and indirect, which may influence long-term shareholder value.

As a result, we have designed our executive compensation to include the following elements:

      o     Annual Base Salaries;

      o     Annual Performance-Based Cash Bonuses; and

      o     Long-Term Equity-Based Compensation.

We utilize each of these elements of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and shareholder return. In this regard, we believe that the executive compensation for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Elements of Compensation

Base Salaries

The base salaries of the Company's named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company's strategic goals, level of responsibility, individual performance, internal equity and external pay practices. In addition, the Committee considers the scope of the executives' responsibilities, taking into account to the extent deemed appropriate competitive market compensation for similar positions, the seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee. The Compensation Committee and our Board have also taken into account the contribution certain executive officers made to the ACPG and SES transactions as well as the fact that from January 2003 until December 2005 we did not operate any business.

Bonuses

Bonus awards are designed to focus management attention on achieving key operational and performance goals for the current fiscal year. Cash bonus awards are distributed based upon the Company and the individual's performance. The final determination for all bonus payments is made by our Compensation Committee. The Compensation Committee and our Board have also taken into account the contribution certain executive officers made to the ACPG and SES transactions as well as the fact that from January 2003 until December 2005 we did not operate any business.

Equity Incentive Grants

Long-term incentives also comprise an important component of our executives' total compensation package. These incentives are designed to motivate and reward executives for maximizing shareowner value and encourage the long-term employment of key employees.


To date, stock options have been our primary long-term compensation vehicle for our executive officers. Stock options are granted at the prevailing market price on the date of grant and will have value only if our stock price increases. Grants of stock options generally are based upon our performance, the level of the executive's position, and an evaluation of the executive's past and expected future performance.

No decision has been made whether or not stock options will continue to be used as the predominant form of stock-based compensation. The Compensation Committee is in the process of considering all forms of long-term equity compensation, including restricted stock grants.

Other Benefits

There are no other benefits provided to employees at this time, including pension, severance or change in control benefits.

Summary Compensation Table for Year Ended December 31, 2006

The following table sets forth information as to compensation paid by the Company to our Chief Executive Officer, former Chief Executive Officer, Chief Financial Officer, President of our Sielox subsidiary and the President of our SES subsidiary (collectively, the "Named Executive Officers") for services rendered to us for the year ended December 31, 2006.

                                    Annual Compensation
                                ----------------------------
Name and Principal Position     Year   Salary ($)  Bonus ($)   Option Awards ($)(1)   All Other Compensation ($)  Total ($)
----------------------------------------------------------------------------------------------------------------------------
Sebastian Cassetta (2)          2006    $37,500    $35,000            $2,400                    --                 $74,900
Chief Executive Officer

William J. Fox (3)              2006    $55,000   $60,000(4)           --(5)                    --                $115,000
Former Chief Executive
Officer

Melvyn Brunt                    2006   $18,000(6)  $5,000             $1,200                    --                 $24,200
Chief Financial Officer

Karen Evans                     2006   $100,000       --               $450                 $68,508(7)            $168,958
President of Sielox

Bradley Schnur(8)               2006    $65,000       --              $4,800                    --                 $69,800
President of SES

      (1) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R). The assumptions used for purposes of the SFAS 123(R) calculation are presented in the Fair Value of Option Grants section found below.

      (2)   Mr. Cassetta has served as our Chief Executive Officer since May
            2006.

      (3) Mr. Fox served as our Chief Executive Officer from October 2004 to May 2006.

      (4) The bonus to Mr. Fox was paid in January 2006 after the closing of the acquisition of the ACPG business.

      (5) Mr. Fox was granted 40,000 options in January 2006, all of which were forfeited following his resignation in May 2006.

      (6) From April 2003 through May 16, 2004, the Company paid Barington a monthly fee of $7,290 for certain administrative and accounting services provided by Barington on its behalf, which includes services performed by Mr. Brunt, the Chief Financial Officer of Barington, on behalf of the Company. The Company entered into a new services agreement with Barington dated as of

            November 18, 2004 which was amended as of January 1, 2005, May 10, 2006 and June 30, 2006. As amended, the agreement provides, among other things, that Barington will continue to provide certain administrative, accounting and other services on behalf of the Company for a fee of $10,000 per month. For more information, see "Certain Relationships and Related Transactions."

      (7) Includes commissions of $62,988 and an automobile allowance of $5,520 paid to Ms. Evans in 2006.

      (8) Mr. Schnur has served as the President of SES since January 2006 and was granted 20,000 options in connection with his employment at that time.

Grants of Plan-Based Awards for Year Ended December 31, 2006

                                                            All Other Options
                                                            Awards: Number of
                                                               Securities        Exercise or Base
                                                               Underlying        Price of Option     Grant Date Fair
         Name              Grant Date      Approval Date     Options (#)(1)       Awards ($/Sh)      Value of Stock
         ----              ----------      -------------     --------------       -------------      --------------
Sebastian Cassetta          1/6/2006        10/26/2005           10,000               $1.73               $1.73
Chief Executive
Officer
William Fox                 1/6/2006        10/26/2005           40,000               $1.73               $1.73
Former Chief Executive
Officer
Melvyn Brunt                1/6/2006        10/26/2005            5,000               $1.73               $1.73
Chief Financial Officer
Karen Evans                 1/6/2006        10/26/2005            2,500               $1.73               $1.73
President of Sielox
Bradley Schnur              1/6/2006        10/26/2005           20,000               $1.73               $1.73
President of SES

(1)   All options were granted under the Company's 1996 Equity Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

In 2006, Mr. Fox, Mr. Brunt and Mr. Cassetta were granted 40,000, 5,000 and 10,000 option awards, respectively, in connection with the acquisition of ACPG. Mr. Fox's option awards were subsequently forfeited following his resignation. We do not have employment agreements or contracts with any of our Named Executive Officers other than Bradley Schnur, the President of SES. Mr. Schnur was granted 20,000 options in connection with his employment in January 2006. Ms. Evans, the President of Sielox, was granted 2,500 options in connection with her employment in January 2006.

Employment Contracts

Our SES subsidiary is party to an employment agreement with Bradley Schnur dated January 6, 2006. The agreement has an initial term of fifteen months and may be extended thereafter should Mr. Schnur meet certain performance criteria or by the mutual agreement of SES and Mr. Schnur. The agreement provides that Mr. Schnur is to receive a base salary of $65,000 per annum, 4 weeks paid vacation and reimbursement of travel and business expenses incurred in connection with the performance of his duties. In addition, Mr. Schnur is eligible to receive a bonus based on the gross profit earned by SES during the initial employment period. The agreement is subject to early termination by SES for "cause" or due to Mr. Schnur's death or permanent disability. "Cause" and "permanent disability" are as defined in the employment agreement. In the event the agreement is terminated by SES for "cause," then SES shall be obligated to pay Mr. Schnur any accrued but unpaid base salary, bonus and vacation time for services rendered to the date of termination. In the event that the agreement is terminated by reason of the death of Mr. Schnur, then SES shall be obligated to pay to his heirs or personal representatives any unpaid annual base salary, any bonus which Mr. Schnur would have earned and any vacation time accrued to the date of termination. In the event that the agreement is terminated by reason of the permanent disability of Mr.

Schnur, then SES shall be obligated to pay Mr. Schnur any accrued but unpaid base salary, bonus and vacation time for services rendered to the date of termination.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2006

The following table provides summary information concerning stock options held by the Named Executive Officers as of December 31, 2006.

-----------------------------------------------------------------------------------------------
                                    Option Awards

-----------------------------------------------------------------------------------------------
                           Number of          Number of
                          Securities          Securities
                          Underlying          Underlying
                          Unexercised        Unexercised       Option
                          Options (#)        Options (#)      Exercise      Option Expiration
     Name                 Exercisable       Unexercisable     Price ($)           Date
-----------------------------------------------------------------------------------------------
William J. Fox(1)             --                  --              --               --
-----------------------------------------------------------------------------------------------
Sebastian Cassetta          13,500                --            $1.82          11/16/2009

                              --              10,000(2)         $1.73           1/6/2016
-----------------------------------------------------------------------------------------------
Melvyn Brunt                14,000                --            $2.07           7/18/2013

                              --               5,000(2)         $1.73           1/6/2016
-----------------------------------------------------------------------------------------------
Karen Evans                   --               2,500(3)         $1.73           1/6/2016
-----------------------------------------------------------------------------------------------
Bradley Schnur                --              20,000(2)         $1.73           1/6/2016
-----------------------------------------------------------------------------------------------

(1) Mr. Fox was granted 40,000 options in January 2006, all of which were forfeited following his resignation in May 2006.

(2) The options vest in three equal annual installments beginning on January 6, 2007.

(3) The options vest in four equal annual installments beginning on January 6, 2007.

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2006

None of our Named Executive Officers exercised any stock options during 2006.

1996 Equity Incentive Plan

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

2000 Nonstatutory Stock Option Plan

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

1999 Employee Stock Purchase Plan

In April 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance thereunder. The Purchase Plan was approved by the stockholders in June 1999. On January 1, each year, the aggregate number of shares reserved for issuance under the Purchase Plan is increased by the lesser of 750,000 shares, 3% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The Purchase Plan became effective on the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market, which was July 8, 1999. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year and do not (i) immediately after grant own stock possessing 5% or more of the total combined voting capital stock, or (ii) possess rights to purchase stock under all of the employee stock purchase plans at an accrual rate which exceeds $25,000 worth of stock for each calendar year. The Purchase Plan permits participants to purchase common stock through payroll deductions up to 15% of the participant's compensation, as defined in the Purchase Plan, but limited to 2,500 shares per participant per purchase period. Each offering period includes four six-month purchase periods, and the Purchase Plan was amended in June 2000 so that purchase periods begin on April 1 and October 1 of each year, except for the offering period which started on the first trading day on or after the effective date of the public offering. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning of the offering period or at the end of the purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. Common stock issued under the plan was 34,940. No shares of common stock were issued under the Purchase Plan in 2006 and 2005, respectively.

Fair Value of Option Grants

The Company calculates the fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by the SFAS No. 123
(R) using the following assumptions:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                              2006           2005           2004
                                                              ----           ----           ----
    Risk-free interest rate..........................         4.34%          3.53%          4.00%
    Weighted-average expected life (in years)........          10             10             10
    Expected dividend yield..........................         0.0%           0.0%           0.0%
    Expected stock price volatility..................        19.16%         36.39%         36.39%

    Weighted-average fair value of options granted during
    the period.......................................        $ 1.73          $1.85          $1.82
                                                             =====================================
    Weighted-average fair value of purchase rights
    granted during the period........................         $ --           $ --           $ --
                                                             =====================================

Director Compensation for Year Ended December 31, 2006

The following table contains information concerning the compensation of our directors for the fiscal year ended December 31, 2006.

                              DIRECTOR COMPENSATION
                     (For the Year Ended December 31, 2006)

Name                              Fees Earned or Paid in Cash ($)         Total
----                              -------------------------------         -----
Sebastian Cassetta                             --                            --
Steven Berns                                 $10,000                    $10,000
Michael McManus, Jr.                          $7,000                     $7,000
Stephen Liguori                               $4,000                     $4,000
Dianne McKeever                              $10,000                    $10,000
James Mitarotonda (1)                         $4,000                     $4,000

(1)   Mr. Mitarotonda resigned from our Board of Directors on October 20, 2006.

Narrative to Director Compensation Table

In February 2003, our Board approved a plan that provides our non-employee directors with cash compensation of $10,000 upon initial election and on each anniversary of becoming a director during their term of service, and $1,000 per meeting of the Board attended during their term of service. Attendance at Committee meetings will be compensated at the rate of $1,000 per meeting for members and $2,000 per meeting for the chairperson. In 2006, we paid $25,000 for Board and Committee attendance. In October 2006, our Board approved the payment of an additional $5,000 in annual cash compensation for the Chairman of the Board. While the Company has paid the Chairman and our other non-employee directors meeting fees during the fiscal year ended December 31, 2006, it has not paid such directors their base compensation during this time period (other than to Ms. McKeever, who was paid $10,000 following her initial election to the Board) but expects to do so in the future.

Non-employee directors are granted a fully vested option to purchase 21,000 shares of common stock upon initial election and a fully vested option to purchase 1,400 shares of common stock on each anniversary of becoming a director during their term of service at an exercise price equal to the fair market value of a share of common stock as of the date of grant. While the Company has not granted its directors options in accordance with such plan in 2006, it expects to do so in the future.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with our management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                  COMPENSATION COMMITTEE OF
                                                  L Q CORPORATION, INC.

                                                        Stephen Liguori
                                                        Michael A. McManus, Jr.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table presents information with respect to beneficial ownership of our common stock as of April 15, 2007 by:

      o each person known by us who beneficially owns more than 5% of the common stock;

      o     each of our named executive officers;

      o     each of our directors; and

      o     all executive officers and directors as a group.

Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o L Q Corporation, Inc., 888 Seventh Avenue, New York, NY 10019. The table includes all shares of common stock issuable within 60 days of April 15, 2007 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to all shares of common stock. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares of common stock beneficially owned. The applicable percentage of ownership for each stockholder is based on 3,214,408 shares of common stock outstanding as of April 15, 2007, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. Numbers of shares in the following table and footnotes thereto have been adjusted to account for the Company's Reverse-Forward Stock Split which took effect on June 7, 2004.

                            Shares Beneficially Owned
                            -------------------------

Name of Beneficial Owner                                                       Number   Percent
------------------------                                                       ------   -------

Barington Companies Equity Partners, L.P. and related entities (1)            529,413     15.69%
c/o Barington Capital Group, L.P.
888 Seventh Avenue
New York NY 10019

Lloyd I. Miller (2)                                                           408,446     12.71%
4550 Gordon Drive
Naples, FL 34102

Phillip Goldstein (3)                                                         377,791     11.75%
60 Heritage Drive
Pleasantville, NY 10570

PNC Financial Services Group, Inc. and related entities (4)                   339,694     10.57%
One PNC Plaza
249 Fifth Avenue
Pittsburgh, PA 15265

Coghill Capital Management, L.L.C. and related entities (5)                   196,584      6.12%
One North Wacker Drive - Suite 4350
Chicago, IL 60606

SC Fundamental Value Fund, L.P. and related entities (6)                      195,660      6.09%
420 Lexington Avenue, Suite 2601
New York, NY 10170

JMB Capital Partners, L.P. and related entities (7)                           162,932     5.07%
1999 Avenue of the Stars, Suite 2040
Los Angeles, CA 90067

Steve Berns (8)                                                                22,400          *

Melvyn Brunt (9)                                                               15,666          *

Sebastian Cassetta (10)                                                        16,834          *

Steven Liguori (11)                                                            22,400          *

Michael McManus (12)                                                           23,800          *

Karen Evans (13)                                                                  625          *

Bradley Schnur (14)                                                             6,666          *

All executive officers and directors as a group (7 persons) (8) - (14)        108,391      3.26%

      (*) Represents less than 1% of the outstanding shares of common stock.

      (1) This information is based solely on a Schedule 13D, as amended, filed with the SEC on February 14, 2007 by Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, Barington Companies Offshore Fund, Ltd., Barington Offshore Advisors II, LLC, Barington Offshore Advisors, LLC, Barington

      Capital Group, L.P., LNA Capital Corp. and James A. Mitarotonda. Includes an aggregate of 369,213 shares of common stock beneficially owned by Barington Capital Group, L.P., Barington Companies Offshore Fund, Ltd. and Barington Companies Equity Partners, L.P., entities which are directly or indirectly controlled by Mr. Mitarotonda. Mr. Mitarotonda disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 160,200 shares of common stock issuable upon the exercise of options granted to Mr. Mitarotonda.

      (2) On February 18, 2004, Lloyd I. Miller III filed an amendment to
      Schedule 13G pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting combined ownership of 408,446 shares of common stock. According to this Schedule 13G/A, Mr. Miller holds sole dispositive and voting power with respect to 68,748 shares of the reported securities as (i) the manager of a limited liability company that is the general partner of a certain limited partnership and (ii) an individual and shared dispositive and voting power with respect to 2,426,398 shares of the reported securities as an advisor to the trustee of certain family trusts.

      (3) On March 16, 2004, Phillip Goldstein filed an amendment to Schedule 13D pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting combined ownership of 377,791 shares of common stock.

      (4) On February 10, 2005, PNC Financial Services Group, Inc. filed an amendment to Schedule 13G pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting combined ownership of 339,694 shares of common stock as the total owned by three entities, PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association. The total shares of common stock reported are held in Trust Accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I. Miller, Jr. was Grantor and for which PNC Bank, National Association serves as Trustee.

      (5) On February 16, 2005, Coghill Capital Management, L.L.C. filed a
      Schedule 13G, pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting combined ownership of 196,584 shares of common stock as the total owned.

      (6) On December 13, 2002, SC Fundamental Value Fund and related entities filed a Schedule 13G pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting combined ownership of 195,660 shares of common stock as the total owned.

      (7) On July 31, 2002, JMB Capital Partners, L.P. and related entities filed an amendment to Schedule 13D pursuant to Rule 13d-1 of the Exchange Act with the SEC, reporting ownership of 162,932 shares of common stock.

      (8) Includes 22,400 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (9) Includes 15,666 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (10) Includes 16,834 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (11) Includes 22,400 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (12) Includes 23,800 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (13) Includes 625 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

      (14) Includes 6,666 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 15, 2007.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2006, concerning shares of our common stock authorized for issuance under all of our equity compensation plans (shares in thousands).

                                                                               Number of
                                                                               securities remaining
                                                                               available for
                           Number of                                           future issuance
                           securities to be            Weighted average        under equity
                           issued upon                 exercise price          compensation
                           exercise of                 of outstanding          plan (excluding
                           outstanding                 options,                securities
                           options, warrants           warrants and            referenced in
Plan category              and rights (a)              rights (b)              column (a)) (c)
                           -----------------           ---------------         --------------------
Equity compensation
plans approved by
security holders                 184(1)                    $1.82                    5,371

Equity compensation
plans not approved by
security holders                    --                        --                       --
                                 -----                     -----                    -----
TOTAL                              184                     $1.82                    5,371
                                 =====                     =====                    =====

(1) Consists of shares from the Company's 1996 Equity Incentive Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Transactions with Related Persons


In July 2003, we relocated our principal executive offices to 888 Seventh Avenue, 17th Floor, New York, 10019, an office maintained by Barington, a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Mr. Mitarotonda is our former Chairman and former Chief Executive Officer. Sebastian Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is Senior Managing Director and the Chief Operating Officer of Barington. Dianne McKeever, a research analyst at Barington, serves as one of our directors, and Michael McManus, a director of L Q Corporation, holds an equity interest in certain affiliates of Barington.

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

We entered into an amended services agreement with Barington dated as of January 1, 2005. Under the amended agreement, we agreed to pay Barington a fee of $15,000 per month for performing certain administrative, accounting and other services on our behalf and a fee of $175 an hour for providing any legal services on our behalf at our request.

The Board of Directors of the Company approved as of May 10, 2006 an amendment to the services agreement between Barington and the Company dated as of November 18, 2004. Pursuant to the amendment, Barington agreed to continue to provide certain administrative, accounting and other services on our behalf for a fee of $10,000 per month and legal services on our behalf at our request for a fee of $175 per hour. Additionally, on July 12, 2006, the Board of Directors of the Company approved another amendment to the services agreement, dated as of June 30, 2006, to extend the terms of the agreement until December 31, 2007. The agreement was previously set to expire by its terms on June 30, 2006. We believe that the fees payable to Barington under the services agreement, as amended, are less than those that would be charged in arm's length transactions between unaffiliated third parties.


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


SES Resources, Ltd. ("SES Resources") is a minority shareholder of SES with 19.5% of the SES equity. Mr. Bradley Schnur, one of the shareholders of the SES Resources, is serving as President of SES. Two of the other SES Resources shareholders may become members of the SES Advisory Panel in the future. Mr. Dennis Schnur, the remaining shareholder of SES Resources, is Mr. B. Schnur's father and also serves as Chairman of the SES Advisory Panel. Mr. Cassetta serves as Vice Chairman of the SES Advisory Panel. As described above, Mr. Cassetta is presently the Senior Managing Director and Chief Operating Officer of Barington. As remuneration for their duties, Mr. D. Schnur and Mr. Cassetta, as well as other SES Advisory Panel members, may receive remuneration fees in connection with the gross profit earned by SES. In connection with the acquisitions of ACPG and SEC, Barington served as a transaction advisor and received a fee of approximately $60,000 in January 2006. Such amount was approved by our independent directors at a meeting of our Board of Directors on October 26, 2005.

With respect to our merger with Dynabazaar, Barington and certain of its affiliates which have joined with Barington in the filing of a statement on
Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and us. Pursuant to a separate letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transaction, in proportion to the votes of our other stockholders. Additionally, Mr. Mitarotonda is a director of Dynabazaar. Mr. Cassetta is the Chief Executive Officer of Costar Video Systems, LLC, a subsidiary of Dynabazaar.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the Charter of the Audit Committee, the Audit Committee is charged, on behalf of the Board, with conducting an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all such transactions.

Director Independence

Our Board has determined that Steven Berns, Michael McManus and Stephen Liguori qualify as independent under Nasdaq listing standards. To date, the Board has not considered whether Dianne McKeever similarly qualifies as independent under such standards.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The public accounting firm of Rothstein Kass & Company, PC has served as our independent registered public accounting firm to perform the audit of our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005. The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by our principal accountants in our fiscal years ended December 31, 2006 and 2005.

                                                       Fiscal          Fiscal
Fee Category                                            2006            2005
------------                                          --------        --------
Audit Fees (1)                                        $105,000         $72,500
Audit-Related Fees (2)                                      --              --
Tax Fees (3)                                            19,427          14,500
All Other Fees (4)                                       7,500          80,953
                                                      --------        --------
Total Fees                                            $131,927        $167,953
                                                      ========        ========


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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(b) EXHIBITS


The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

2.1 Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of November 4, 2005 (1)

2.2 Asset Purchase Agreement between S.E.S. Resources, Ltd. and SES Resources International, Inc. dated as of December 30, 2005 (1)

2.3 First Amendment to the Asset Purchase Agreement between Sielox, LLC and Checkpoint Systems, Inc. dated as of December 30, 2005 (1)

2.4 Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of January 5, 2007 (2)

2.5       Letter Agreement dated January 5, 2007 (2)

2.6 Amended and Restated Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of February 26, 2007 (3)

2.7       Letter Agreement dated February 26, 2007(3)

3.1       Certificate of Incorporation as currently in effect (4)

3.2       Bylaws as currently in effect (5)

4.2       Form of Specimen Stock Certificate (6)

4.3       Second Amended and Restated Investor Rights Agreement dated July 31,
          1998 (6)

10.1 Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (6)

10.2      1996 Equity Incentive Plan (6) +

10.3      1999 Employee Stock Purchase Plan (6) +

10.4      Summary Plan Description of 401(K) Plan (6) +

10.5      2000 Nonstatutory Stock Option Plan (5) +

10.6      Settlement Agreement with BeMusic, Inc. dated as of January 17, 2003
          (7)

10.7 Settlement Agreement and Mutual Release with BeMusic, Inc. dated February 13, 2004 (8)

10.8 Administrative Services Agreement with Barington Capital Group, L.P. dated as of November 18, 2004 (9)

10.9 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of January 1, 2005 (9)

10.10 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of May 10, 2006 (10)

10.11 Amendment to Administrative Services Agreement with Barington Capital Group, L.P. dated as of July 12, 2006 (11)


21.1 Subsidiaries of L Q Corporation, Inc. (11) 23.1 Consent of Rothstein Kass & Company, PC (11) 31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002(11)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002(11)

31.3 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.4 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002(11)


32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002(11)

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

(7) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 28, 2003.

(8) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(9) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

(10) Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006.


(11) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

                                       L Q CORPORATION, INC.

                                       By: /s/ Sebastian Cassetta
                                           ----------------------
                                           Sebastian Cassetta
                                           President and Chief Executive Officer
                                           (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                             Title                       Date
     ---------                             -----                       ----
/s/ Sebastian Cassetta       President, Chief Executive           April 30, 2007
----------------------       Officer and Director (principal
Sebastian Cassetta           executive officer)


/s/ Melvyn Brunt             Chief Financial Officer (principal   April 30, 2007
----------------             financial and accounting officer)
Melvyn Brunt

/s/ Steven Berns             Director and Chairman of the Board   April 30, 2007
----------------
Steven Berns

/s/ Stephen Liguori          Director                             April 30, 2007
-------------------
Stephen Liguori

/s/ Dianne K. McKeever       Director                             April 30, 2007
----------------------
Dianne K. McKeever

/s/ Michael A. McManus, Jr.  Director                             April 30, 2007
---------------------------
Michael A. McManus, Jr.