Form 10-Q
period 2007-03-31
LQ CORP INC
filed 2007-05-15
CIK 1016613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended March 31,2007

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

The number of shares outstanding of the registrant's common stock as of May 10, 2007 was 3,214,408.

                     L Q CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                                  1
    ITEM 1. FINANCIAL STATEMENTS                                               1
            Condensed Consolidated Balance Sheets as of
               March 31, 2007 (unaudited) and December 31, 2006
            Condensed Consolidated Statements of Operations for
               the three months ended March 31, 2007 (unaudited)
               and 2006 (unaudited)
            Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 2007 (unaudited)
               and 2006 (unaudited)
            Notes to Condensed Consolidated Financial Statements
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               13
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       27
    ITEM 4. CONTROLS AND PROCEDURES                                           27

PART II. OTHER INFORMATION                                                    28

    ITEM 1. LEGAL PROCEEDINGS                                                 28
    ITEM 6. EXHIBITS                                                          28

SIGNATURES                                                                    29

ITEM 1. FINANCIAL STATEMENTS

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                          March 31,
                                                                                                            2007        December 31,
                                                                                                         (unaudited)        2006
                                                                                                         -----------    ------------
ASSETS
  Current assets:
  Cash and cash equivalents                                                                             $   1,671         $   1,950
  Accounts receivable, net of allowance for doubtful
      accounts of $30 and $35, respectively                                                                 1,204             1,335
  Inventories, net                                                                                            689               703
  Other current assets                                                                                        103               125
                                                                                                        ---------         ---------
     Total current assets                                                                                   3,667             4,113

  Fixed assets, net                                                                                           217               237
  Goodwill                                                                                                    464               464
  Proprietary Technologies, net                                                                               379               393
  Customer Relationships, net                                                                                  66                67
  Security deposit                                                                                             22                22
                                                                                                        ---------         ---------
     Total assets                                                                                       $   4,815         $   5,296
                                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                                                      $   1,015         $   1,103
  Accrued expenses and other current liabilities                                                              230               388
  Obligations under capital lease                                                                              25                27
                                                                                                        ---------         ---------
  Total current liabilities                                                                                 1,270             1,518

Long-term liabilities:

  Obligations under capital lease                                                                              37                41
Commitments and Contingencies
Stockholders' equity:

  Common stock, $0.001 par value; 30,000,000 shares authorized; 3,214,408 shares
      issued and outstanding at March 31, 2007 and December 31, 2006                                            3                 3
  Additional paid-in capital                                                                              146,006           146,006
  Accumulated deficit                                                                                    (142,410)         (142,181)
  Accumulated other comprehensive loss                                                                        (91)              (91)
                                                                                                        ---------         ---------
     Total stockholders' equity                                                                             3,508             3,737
                                                                                                        ---------         ---------
     Total liabilities and stockholders' equity                                                         $   4,815         $   5,296
                                                                                                        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2007         2006
                                                           -------       -------
Revenues                                                   $ 1,574      $ 1,533
Cost of goods sold                                             817          856
                                                           -------      -------
    Gross profit                                               757          677
                                                           -------      -------
Operating expenses:

    Selling, general and administrative expenses               722          908
    Technical and engineering expenses                         276          312
                                                           -------      -------
        Total operating expenses                               998        1,220

Loss from operations                                          (241)        (543)
Other income (expense), net                                     12           27
                                                           -------      -------
    Net loss                                               $  (229)     $  (516)
                                                           =======      =======
Net loss per share:
    Basic and diluted                                      $ (0.07)     $ (0.16)
                                                           =======      =======
    Weighted average shares                                  3,214        3,214
                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                             ---------------------
                                                                                                             2007             2006
                                                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                                  $  (229)          $  (516)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                             41                 1
     Provision for doubtful accounts                                                                           (5)               37
     Stock-based compensation                                                                                   5                12
  Change in cash attributable to changes in operating assets and liabilities:
  Accounts receivable                                                                                         136              (149)
  Inventories                                                                                                  14               140
  Other current assets                                                                                         22               (50)
  Accounts payable                                                                                            (88)              578
  Accrued expenses and other current liabilities                                                             (163)             (336)
                                                                                                          -------           -------
     Net cash used in operating activities                                                                   (267)             (283)
                                                                                                          -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                                     (6)             (130)
  Payment of security deposit                                                                                  --               (22)
  Acquisition of ACPG                                                                                          --            (2,581)
     Net cash used in investing activities                                                                     (6)           (2,733)
                                                                                                          -------           -------
NET CASH USED IN FINANCING ACTIVITIES:
  Principal payments on capital lease                                                                          (6)               --
                                                                                                          -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                    (279)           (3,016)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                              1,950             5,746
                                                                                                          -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                  $ 1,671           $ 2,730
                                                                                                          =======           =======
   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING  ACTIVITIES:
     Reduction in the estimated fair value of fixed assets acquired                                       $    --           $   (14)
                                                                                                          =======           =======
     Decrease in Goodwill due to the adjustment of the estimated fair value
     of fixed assets acquired                                                                             $    --           $    14
                                                                                                          =======           =======

     See accompanying notes to condensed consolidated financial statements.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

SES Resources, Ltd. Acquisition

On January 6, 2006, the Company's newly formed majority owned subsidiary, SES Resources International, Inc. ("SES"), completed the acquisition of substantially all of the assets of SES Resources, Ltd., a start up consulting venture, effective as of December 30, 2005. The assets of SES Resources, Ltd. consisted primarily of various trademarks. It was determined that these trademarks had a fair value of zero. Consideration given in exchange for these assets was a 19.5% ownership interest in SES. The newly formed business unit specializes in delivering critical strategic security and business protection solutions based on best practices developed by accomplished retired law enforcement agents and in association with an advisory panel comprised of senior executive service level government risk assessment and law enforcement professionals ("Advisory Panel"). SES's primary areas of specialization are expected to include: corporate investigations (e.g. know your customer, know your employee, know your vendor reviews ), due diligence reviews, forensic accounting, anti-money laundering investigatory services consistent with the requirements of the Patriot Act, anti-counterfeiting and intellectual property protection, corporate health and wellness consultancy, emergency preparedness and contingency planning; executive staffing solutions; and education and government training services.

The Advisory Panel will provide SES with strategic and operational advice, identify expert talent throughout the United States and internationally, and manage and staff client assignments. The Advisory Panel is in the process of being formed and currently includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, the former Chief of Police of Boca Raton, Florida and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd. and vice chaired by one of the owners/founders of SES Resources Ltd. and by Sebastian Cassetta, the President and Chief Executive officer of the Company. Mr. Cassetta is the former Vice President and Director of Brinks, Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT:

Our common stock is reported currently on the Over-the-Counter Bulletin Board. Our common stock was traded on the NASDAQ National Market, but was delisted on June 5, 2003. The market price of our common stock as of May 10, 2007 was $1.03 per share. The market price of our common stock as of December 31, 2006 was $1.13 per share.

Please see our audited consolidated financial statements and the accompanying notes for information regarding our revenues, net profits or losses and total assets for each of the last three years.

RECENT DEVELOPMENTS

On January 5, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with Dynabazaar, Inc., a Delaware corporation ("Dynabazaar") and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"). On February 26, 2007, we entered into an amended and restated agreement and plan of merger (the "Amended and Restated Merger Agreement") with Dynabazaar and LMC, which amended and restated the Merger Agreement. The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, LMC will merge with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Dynabazaar.

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

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the second half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

LIQUIDITY ($ IN THOUSANDS)

The Company has incurred losses and negative cash flows from operations every year since inception. For the three months ended March 31, 2007, the Company incurred a net loss of $229 and negative cash flows from operations of $267. As of March 31, 2007, the Company had an accumulated deficit of approximately $142,000. The Company feels its existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its other obligations for at least the next twelve months. The Company believes these other obligations will primarily relate to costs associated with the satisfaction of any potential legal judgments or settlements, investments in software development and engineering related to the operations of Sielox and other expenses related to the operations of SES. Such operational related expenses are expected to require the use of the Company's liquidity.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited) have been prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2006. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 2, 2007 and the amended 10-K that was filed on April 30, 2007. The condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments (including all normal recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries Sielox and SES, respectively. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS ($ IN THOUSANDS)

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents, including highly rated money market funds with daily liquidity. At March 31, 2007, and throughout the three month period, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The following schedule summarizes the estimated fair value of the Company's cash and cash equivalents:

                                                March 31,           December 31,
                                            2007 (unaudited)            2006
                                            ----------------        ------------
Cash and cash equivalents:
      Cash                                      $   27                $   46
      Money market funds                         1,644                 1,904
                                                ------                ------
                                                $1,671                $1,950
                                                ======                ======

CONCENTRATION OF CREDIT RISK ($ IN THOUSANDS)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents are invested in a highly liquid money market fund.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT:

FAIR VALUE OF FINANCIAL INSTRUMENTS ($ IN THOUSANDS)

The Company's financial instruments, including cash and cash equivalents, accounts receivable and accrued expenses payable are carried at cost. The Company's financial instruments approximate fair value due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.


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

In the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $5 and $12, respectively, in the Company's condensed consolidated financial statements, all of which was for stock options. This amount includes compensation expense for stock options which were granted prior to January 1, 2006 but were not yet vested as of that date. Such compensation expense was estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense also includes the expense recognized for stock options granted subsequent to January 1, 2006. Such compensation expense was estimated based on the grant date fair value in accordance with provisions of SFAS No. 123(R). Compensation expense increased by $1 and $8 during the three months ended March 31, 2007 and 2006, respectively, as a result of implementing SFAS No. 123(R).

On January 6, 2006, in conjunction with the completion of the purchase of the ACPG division of Checkpoint and SES Resources, Ltd., the Company awarded 123,000 stock option grants. These options were granted to employees of Sielox and SES, together with members of the Advisory panel and executive officers. Due to the resignation of former CEO William Fox, 40,000 of those options were forfeited. In addition, approximately 66,000 previously outstanding options were forfeited as a result of Mr. Fox's resignation. Due to the resignation of former director and Chairman of the Board James A. Mitarotonda, approximately 160,000 previously outstanding options were forfeited.

                     L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - BALANCE SHEET COMPONENTS:

INVENTORIES, NET

The components of inventories are as follows ($ in thousands):

                                                    March 31,       December 31,
                                                2007 (unaudited)        2006
                                                ----------------    ------------
Finished goods                                       $527              $541
Raw materials                                         162               162
                                                     ----              ----
                                                     $689              $703
                                                     ====              ====

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued expenses and other current liabilities are as follows ($ in thousands):

                                                       March 31,    December 31,
                                                   2007 (unaudited)     2006
                                                   ---------------- ------------
Accrued Expenses and Other Current Liabilities
  Consulting and professional services                  $120           $182
  Royalties                                               10             29
  Commissions                                             59             78
  Warranty reserve                                        --             10
  Other                                                   41             89
                                                        ----           ----
                                                        $230           $388
                                                        ====           ====

                     L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS, NET: ( $ in thousands)

The intangible assets acquired as a result of the ACPG acquisition have been adjusted in the prior year as a result of the completion of an independent appraisal, adjustments to the estimated fair values of the assets acquired and post closing adjustments to the purchase price. The components of intangible assets acquired as a result of the ACPG acquisition are as follows:

                                                                                 March 31,
                                                                                   2007                           December 31,
                                                                                (unaudited)                          2006
                                                                     -------------------------------    ----------------------------
                                                                     Gross Carrying      Accumulated    Gross Carrying   Accumulated
                                                                         Amount         Amortization        Amount      Amortization
                                                                     --------------      -----------    --------------   -----------
Amortized intangible assets
  Proprietary Technology                                                  $449              $ 70             $449           $ 56
  Existing Customer Relationships                                           72                 6               72              5
                                                                          ----              ----             ----           ----
     Total                                                                 521              $ 76              521           $ 61
                                                                                            ====
Unamortized intangible assets
  Goodwill                                                                 464                                464
                                                                          ----                               ----
     Total                                                                $985                               $985
                                                                          ====                               ====

Amortization expense for the three months ended March 31, 2007 was $15. Estimated amortization expense applicable to amortizable intangible assets for each of the next 5 years is $61.

All intangible assets of the Company are attributable to the Sielox, LLC reporting segment and the weighted average amortization for the Company's intangible assets is 9 years. The estimated useful life for Proprietary Technology and Existing Relationships is 8 and 15 years, respectively.

NOTE 4 - NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options. The Company had a total of 184,000 and 596,000 of such options outstanding at March 31, 2007 and 2006, respectively.

NOTE 5 - SEGMENT REPORTING ($ IN THOUSANDS):

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method in which companies report information about operating segments in financial statements. SFAS No. 131 focuses on the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in two operating segments at March 31, 2007 and 2006, respectively. The following information related to revenues, net losses and total assets are the only measures used by chief operating decision makers of the Company to evaluate segment performance. Substantially all of the Company's assets and revenues are located in, and derived from, the United States.

The following table represents total net revenues of each of the Company's reporting segments for the three months ended March 31, 2007 and 2006:

NOTE 5 - SEGMENT REPORTING ($ IN THOUSANDS) CONT:

                                                    Three months ended March 31,
                                                            (unaudited)
                                                    ----------------------------
                                                        2007           2006
                                                       ------         ------
Sielox, LLC                                            $1,563         $1,533
SES International Resources, Inc.                          11             --
                                                       ------         ------
Total                                                  $1,574         $1,533
                                                       ======         ======

The following table represents the total loss of each of the Company's reporting segments for the three months ended March 31, 2007 and 2006:

                                                    Three months ended March 31,
                                                           (unaudited)
                                                    ----------------------------
                                                        2007            2006
                                                       ------          -----
Sielox, LLC                                            $ (60)         $(267)
SES International Resources, Inc.                        (18)           (43)
General Corporate                                       (151)          (206)
                                                       -----          -----
Total                                                  $(229)         $(516)
                                                       =====          =====

The following table represents the total assets of each of the Company's reporting segments at March 31, 2007 and December 31, 2006, respectively:

                                           March 31, 2007
                                            (unaudited)       December 31, 2006
                                           --------------     -----------------
Sielox, LLC                                    $3,120               $3,295
SES International Resources, Inc.                   5                    5
General Corporate                               1,690                1,996
                                               ------               ------
Total                                          $4,815               $5,296
                                               ======               ======

NOTE 6 - MAJOR SUPPLIERS:

For the quarter ended March 31, 2007, the Company had two major suppliers that accounted for approximately 42% of total purchases. These two major suppliers were owed approximately 51% of total payables at the end of the quarter.

L Q CORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Legal proceedings

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court's December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the actions vigorously.

The expense of defending this litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending us may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse affect on our business, results of operations and cash flows.

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

This cash is held by the escrow agent and will be delivered by the agent to Checkpoint after a period of 18 months subsequent to the acquisition date assuming no claims for indemnification are made against Checkpoint.

NOTE 7 - COMMITMENTS AND CONTINGENCIES CONT:

Commitment

The Company is committed to make purchases of approximately $1,398,000 from a vendor within an 18 month period starting July 1, 2007 and ending December 31, 2008. The commitment was entered into in order to obtain more favorable pricing for the Company's inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, of 1934 as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of terminology such as "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. The forward-looking statements contained in this Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Some of the factors that might cause these differences include those set forth under the heading "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with the "Management's Discussion and Analysis" included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

Our common stock is reported currently on the Over-the-Counter Bulletin Board. Our common stock was traded on the NASDAQ National Market, but was delisted on June 5, 2003. The market price of our common stock as of May 10, 2007 was $1.03 per share. The market price of our common stock as of December 31, 2006 was $1.13 per share.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, of 1934 as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of terminology such as "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. The forward-looking statements contained in this Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Our actual results could differ materially from those set forth in the forward-looking statements.

Some of the factors that might cause these differences include those set forth under the heading "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC. Forward-looking statements herein are based on information, plans and estimates at the date of this Form 10-Q, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Advisory Panel will provide SES with strategic and operational advice, identify expert talent throughout the United States and internationally, and manage and staff client assignments. The Advisory Panel is in the process of being formed and currently includes Michael J. Thomas, a senior executive service level agent from the U.S. Internal Revenue Service, the former Chief of Police of Boca Raton, Florida and David Edelson MD, FACP, a medical doctor who is presently Assistant Clinical Professor at Albert Einstein College of Medicine. The Advisory Panel is chaired by one of the owners/founders of SES Resources Ltd. and vice chaired by one of the owners/founders of SES Resources Ltd. and Sebastian Cassetta, the President and Chief Executive officer of the Company. Mr. Cassetta is the former Vice President and Director of Brinks Inc. SES is in the process of adding additional members to the Advisory Panel from various law enforcement agencies.

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

Components

ACPG purchases components from outside suppliers and assembles the electronic components for legacy controllers and proximity readers at Checkpoint's facilities in the Dominican Republic and Puerto Rico. The 32-bit controllers are manufactured to specified designs by a third party. Select readers are also manufactured in Thailand. As part of the acquisition, ACPG has entered into a manufacturing agreement with Checkpoint. For non-proximity electronic access control components, ACPG subcontracts manufacturing activities. On January 27, 2006, we signed a five year lease on 8,900 square feet located at 170 Ninth Avenue, Runnemede, New Jersey. Occupancy at this facility began on April 1, 2006. Accordingly, all electronic control final system assembly and testing was relocated to the Runnemede facility.

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

RECENT DEVELOPMENTS

On January 5, 2007, we entered into an agreement and plan of merger (the "Merger Agreement") with Dynabazaar, Inc., a Delaware corporation ("Dynabazaar") and LQ Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Dynabazaar ("LMC"). On February 26, 2007, we entered into an amended and restated agreement and plan of merger (the "Amended and Restated Merger Agreement") with Dynabazaar and LMC, which amended and restated the Merger Agreement. The Amended and Restated Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, LMC will merge with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Dynabazaar.

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

The transaction is subject to stockholder approval and other customary conditions and is expected to be completed during the second half of 2007. A special meeting of stockholders of the Company will be announced in the near future to obtain stockholder approval of the transaction.

Barington Capital Group, L.P. ("Barington") and certain of its affiliates which have joined with Barington in the filing of a statement on Schedule 13D, collectively own greater than 10% of the outstanding common stock of both Dynabazaar and the Company. Pursuant to a letter agreement dated February 26, 2007, Barington agreed to vote, and to cause its affiliates to vote, all of our shares now owned or hereafter acquired by Barington and its affiliates in favor of the transactions contemplated by the Amended and Restated Merger Agreement, in proportion to the votes of our other stockholders.

James A. Mitarotonda, who serves as a director of Dynabazaar, is Chairman, President and Chief Executive Officer of a corporation that is the general partner of Barington. Sebastian E. Cassetta, who serves as a director, President and Chief Executive Officer of the Company, is a Senior Managing Director and the Chief Operating Officer of Barington. Mr. Cassetta is also the Chief Executive Officer of Dynabazaar. Since April 20, 2007 and serves as the Chief Executive Officer of Costar Video Systems, LLC, a subsidiary of Dynabazaar. Dianne K. McKeever, a research analyst at Barington, serves as a director of the Company, and Michael McManus, a director of the Company, holds an equity interest in certain affiliates of Barington. Barington is a party to separate administrative services agreements with us and Dynabazaar, pursuant to which Barington performs certain administrative, accounting and other services on behalf of each company. Our and Dynabazaar's principal executive offices are maintained by Barington.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1, "The Company and Summary of Significant Accounting Policies", to our consolidated financial statements included in our Annual Report on Form 10-K and the amended 10-K that was filed on April 20, 2007, for the year ended December 31, 2006. No changes to these critical polices have taken place during the quarter ended March 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 ($ IN THOUSANDS)

Total Revenues

Revenue for the three month period ending March 31, 2007 was $1,574 compared to $1,533 for the three month period ended March 31, 2006. Revenue for the three month period ended March 31, 2007 is entirely due to the activities of our subsidiaries Sielox and SES. Revenue for Sielox was $1,563 and for SES $11 compared to $1,533 and $0 respectively for the period ending March 31, 2006.

Operating Expenses

Selling, General and Administrative, Selling, general and administrative expenses decreased approximately 21% to $722 for the three months ended March 31, 2007 from $908 in the comparable period of 2006. Substantially all of the decrease can be attributed to a reduction in expenses relating to the business and operations of our subsidiaries Sielox and SES. Selling, general and administrative expenses consist primarily of compensation for personnel, selling commissions, marketing expenses and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, legal management and professional service fees, bad debt expense, occupancy and other overhead.

Technical and Engineering. Technical and engineering expenses were $276 for the three months ended March 31, 2007, compared to $312 for the three months ended March 31, 2006. Technical and engineering expenses consist of expenses relating to personnel costs and other expenses for software and hardware engineers and applications.

Other Income (Expense), Net. Substantially all other income is from interest received from investments in highly-liquid money market funds. Other income was $12 for the three months ended March 31, 2007 compared to $27 for the three months ended March 31, 2006. The decrease in other income is directly attributable to a decline in the cash balances available for investment after we purchased the ACPG division of Checkpoint. This purchase was completed on January 6, 2006 with an effective date of December 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

As of March 31, 2007, we had approximately $1,671 of cash and cash equivalents.

Net cash used in operating activities was approximately $267 and approximately $283 for the three months ended March 31, 2007 and 2006, respectively. Substantially all of the decrease is attributable to the improved operations of our subsidiaries, Sielox and SES. The net loss accounted for $229, accounts payable and accrued expenses and other current liabilities used $88 and $163 respectively. This decrease in cash used was reduced by an increase in inventories and accounts receivable of $14 and $136 respectively.

Net cash used in investing activities was approximately $6 and $2,700 for the three months ended March 31, 2007 and 2006, respectively. Cash used for investing activities primarily relates to the purchase of fixed assets for 2007. Cash used for March 31, 2006 primarily relates to cash paid to Checkpoint for the acquisition of ACPG.

Net cash used in financing activities was approximately $6 and $0 for the three months ended March 31, 2007 and 2006, respectively. Cash used for financing activities primarily relates to principal payments on a capital lease.

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

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court's December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

No material changes exist to the market risk our investment portfolio of cash and money market funds faced during the three months ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act by our management, with the participation of our chief executive officer and our chief financial officer, as of end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in certain purported class action lawsuits filed by individual shareholders in the U.S. District Court for the Southern District of New York against certain of our former officers and directors, and various of the underwriters in our initial public offering ("IPO") and secondary offering. The lawsuits have been filed by individual shareholders who purport to seek class action status on behalf of all other similarly situated persons who purchased our common stock between July 8, 1999 and December 6, 2000. A consolidated amended class action complaint was filed on April 19, 2002. The complaint alleges that certain underwriters of the IPO solicited and received excessive and undisclosed fees and commissions in connection with that offering. The complaint further alleges that the defendants violated the federal securities laws by issuing a registration statement and prospectus in connection with our IPO which failed to accurately disclose the amount and nature of the commissions and fees paid to the underwriter defendants. On or about October 8, 2002, the Court entered an Order dismissing the claims asserted against certain individual defendants in the consolidated actions without any payment from these individuals or us. On or about February 19, 2003, the Court entered an Order dismissing with prejudice the claims asserted against us under Section 10(b) of the Exchange Act. As a result, the only claims that remain against us are those arising under Section 11 of the Securities Act. The parties have negotiated and executed a definitive settlement agreement. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO's. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers' liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. If ultimately approved by the Court, the proposed settlement would result in the dismissal, with prejudice, of all claims in the litigation against us and all of the other issuer defendants who have elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. By order entered on September 1, 2005, the Court granted preliminarily approval of the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the court held a fairness hearing, on April 24, 2006, at which objections to the proposed settlement were heard. The Court has yet to issue a ruling on the motion for final approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals denied the plaintiffs' petition for rehearing of the Court's December 5, 2006 ruling but noted that the plaintiffs remain free to ask the District Court to certify a different class which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. Because our proposed settlement with the plaintiffs involves the certification of the case against us as a class action for settlement purposes, it is unclear what impact, if any, the Second Circuit's class certification ruling will have on our case or the viability of the proposed settlement. In the event the settlement is not finalized, the Company believes that it has meritorious defenses to plaintiffs' claims and intends to defend the action vigorously.

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

ITEM 6 EXHIBITS

2.1 Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of January 5, 2007 (1)

2.2   Letter Agreement dated January 5, 2007 (1)

2.3 Amended and Restated Agreement and Plan of Merger with Dynabazaar, Inc. and LQ Merger Corp. dated as of February 26, 2007 (2)

2.4   Letter Agreement dated February 26, 2007 (2)

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

DATE: May 15, 2007                       L Q CORPORATION, INC.

                                         By: /s/ Sebastian E. Cassetta
                                         ------------------------------------
                                         Sebastian E. Cassetta
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By: /s/ Melvyn Brunt
                                         ------------------------------------

DATE: May 15, 2007                       Melvyn Brunt
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)